Form 10-K/A
period 1994-12-31
CAMBRIDGE BIOTECH CORP
filed 1995-05-01
CIK 704292

PART III


Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Pursuant to General Instruction G(3) of Form 10-K, the following information with respect to directors is included in Part III of this Report.

       The following is a list of directors of Cambridge Biotech Corporation, their ages, positions, offices and business experience, as of March 1, 1995:

       John S. Scott, 68, has served as a Director since May 1989 and as Chairman of the Board since December 1989. Mr. Scott is the retired Chairman
(1987) of Richardson-Vicks, Inc., a diversified consumer products subsidiary of The Procter & Gamble Company. He served as President and Chief Executive Officer of Richardson-Vicks, Inc. from 1975 until being named Chairman in 1986. He was a director of Richardson-Vicks, Inc. from 1975 until his retirement in 1987 and of Procter & Gamble from 1986 until his retirement. Mr. Scott holds a B.A. degree from Brown University. He is a director of Fleet Financial Group, Inc., The Perkin-Elmer Corporation, The Stanley Works, and Creative Products Resource, Inc. Mr. Scott serves as a member on the Company's compensation committee and as a member on the Company's nominating committee.

       Jeffrey T. Beaver, 57, has served as President and Chief Executive Officer of the Company since May 1994. Mr. Beaver has also served as a director since January 1983. From January 1991 to May 1994, Mr. Beaver was an independent consultant in the health care sector. From September 1986 to December 1990, Mr. Beaver was Senior Vice President and Head of the Corporation Finance Group of IBJ Schroder Bank and Trust Company. Prior to September 1986, Mr. Beaver was a Managing Director of J. Henry Schroder Corporation (a subsidiary of Schroder Venture Managers, Inc.) where he was engaged in providing corporate financial advisory services. Mr. Beaver is a member of the Institute of Chartered Financial Analysts. He received his B.A. degree from Princeton University and his M.B.A. degree from New York University.

       C. Arnold Kalman, 75, has served as a director since March 1989. Mr. Kalman has worked for the consulting firm of Booz Allen & Hamilton since 1950, becoming a partner in the firm in 1956 and has retired as Senior Vice President of the firm. Mr. Kalman's clients were primarily in industry with technology-based products. Mr. Kalman received his B.S. from the Massachusetts Institute of Technology. Mr. Kalman is a former director of several public companies including AXIA Incorporated, and Electronic Memories & Magnetics Corp. Mr. Kalman is chairman of the Company's nominating committee and a member of the audit committee.

       John H. Kellogg, 71, has served as a director since January 1983. Mr. Kellogg retired from the practice of law and resigned from Kellogg & George, P.C., on September 1, 1994, where he had been a partner since 1977. Mr. Kellogg specializes in small business development, finance and acquisitions.
He has been a founder in the following technology-based manufacturing companies: Thermal Circuits, Inc., Kittiwake Corp., Tadco, Inc. and Astron, Inc., all based in New England. Additionally, he is a partner in small partnerships which own and operate industrial real estate; these include: Tor Co., Gimlet Realty, and Jefferson Realty. Mr. Kellogg received his B.S. degree in Mechanical Engineering at the Massachusetts Institute of Technology and a J.D. degree from Harvard Law School. Mr. Kellogg is chairman of the Company's compensation committee.

       John M. Nelson, 63, has served as a director since January 1987. Mr. Nelson was elected, in May of 1991, Chairman and Chief Executive Officer of Wyman-Gordon Company, a manufacturer of technically advanced forgings, investment castings and composites principally for aircraft structures and jet engines. From January 1988 until September 1990, Mr. Nelson was Chairman and Chief Executive Officer of Norton Company, a manufacturer of abrasives, ceramics, plastics, and chemical process products. From 1979 to September 1990, he was a director of Norton. Prior to becoming Chief Executive Officer of Norton, Mr. Nelson was President and Chief Operating Officer of Norton from 1986 to 1988, and, for more than five years, was President and Chief Executive Officer of its subsidiary, Norton Christensen, Inc. Mr. Nelson holds a B.A. degree from Wesleyan University and a M.B.A. from Harvard Business School. He is a director of Brown & Sharpe Manufacturing Company, Stocker & Yale, Inc., Commerce Holdings, Inc., and The TJX Companies, Inc. Mr. Nelson serves on the Company's compensation and nominating committees.


       W. Samuel Nisbet, 59, has served as a director since September 1990. From 1965 to December 31, 1994, when he retired, Mr. Nisbet's principal occupation or employment was with SIGNET Bank/Maryland where he was a Vice President. Mr. Nisbet serves on the Company's audit committee.

       Thomas T. Taylor, 52, has served as a director since September 1990.
Mr. Taylor has been President and a director of Chesapeake Securities Research Corporation (formerly known as Offutt & Taylor, Inc.), an investment banking firm located in Towson, Maryland, since 1983. From 1983 to November 1984, Mr. Taylor was Co-Director of the Chesapeake Research Division of Baker, Watts & Co. and from 1979 to 1983, Mr. Taylor served as Co-Director of the Mid-Atlantic Research Division of Legg Mason Wood Walker, Inc. Mr. Taylor holds a B.A. degree from the University of Virginia and a M.B.A. degree from Loyola College, Baltimore, Maryland. Mr. Taylor became a Chartered Financial Analyst in 1976. Mr. Taylor serves on the Company's compensation and audit committees.

       Douglas Yee, 39, has served as a Director since September 1990. He has been an Associate Professor of Medicine, Division of Medical Oncology, at the University of Texas Health Science Center at San Antonio since September 1993. He was an Assistant Professor from July 1989 to August 1993. From August 1988 to June 1989, he was an Instructor in the Department of Medicine at the Georgetown University Medical Center. Dr. Yee received a B.S. degree from the University of Michigan and an M.D. degree from the University of Chicago. Dr. Yee serves on the Company's Nominating Committee.

       There are no family relationships between any of the above individuals or between any of the above individuals and any director of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

       Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock of the Company. These persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required during the fiscal year ended December 31, 1994, one report covering a transaction was filed late by Mr. Leonard and one report covering a transaction was filed late by James C. Bass.

Item 11.       EXECUTIVE COMPENSATION.

       The following table sets forth certain information as to the annual and long-term compensation for services to the Company for the Company's last three completed fiscal years of the Company's Chief Executive Officers and one other most highly compensated executive officer of the Company as of December 31, 1994 (collectively the "Named Executive Officers").


                                                   Long-Term
                             Annual Compensation   Compensation
                                                          AWARDS
                                           Other    Restric-          All
                                           Annual   ted               Other
Name and Principal                         Compen-  Stock    Options  Compen-
Position           Year   Salary   Bonus   sation   Award(s) /SARs(1) sation(2)


Patrick J. Leonard  1994  $140,574  $0       ---      0          0    $1,748
President/CEO and   1993   302,961   0       ---      0          0     4,497
Director (3)        1992   274,845   0       ---      0          0     3,888

Jeffrey T. Beaver   1994    97,231   0         0      0      80,000     ---
President/CEO,      1993             0       ---      0       5,000
Treasurer           1992             0       ---      0       5,000
and Director (4)

Gary E. Long        1994   125,000   0       ---      0      15,000     1,875
Vice President -    1993   125,029 19,500    ---      0          0      1,872
Operations          1992   118,817   0       ---      0          0      1,916

  (1) Although the Company's 1989 Stock Award and Option Plan permits grants of stock appreciation rights, no awards of SARs have been made.

  (2) The amounts shown for each of the Named Executive Officers represent contributions by the Company to the Company's Savings Plan for the benefit of the respective Named Executive Officer.

  (3) Dr. Leonard was terminated on May 9, 1994.

  (4) Mr. Beaver was appointed President and Chief Executive Officer on May 9, 1994.



              OPTION/SAR GRANTS - LONG TERM INCENTIVE PLAN AWARDS


                     Individual Grants


Name     Number of  Percent    Exercise  Expira-   Potential       Alternative
(a)      Securities of Total   of Base   tion Date Realizable Value (f) and (g)
         underlying Options/   Price     (e)       at Assumed      Grant Date
         option/SARs SARs      ($/Sh.)             Annual Rates    Value
         Granted    Granted to (d)                 of Stock Price
         (#)        Employees                      Appreciation
         (b)        in Fiscal                      for Option Term
                    Year
                    (c)                            5% ($)  10% ($)  Grant Date
                                                  (f)      (g)      Present
                                                                    Value $
                                                                    (h)

Patrick J. ---        ---        ---      ---       ---    -----
Leonard

Jeffrey    5,000      ---       2.44    1/4/2004    7,650  19,443  --
T. Beaver 75,000      ---     1.1687    6/2/2005   55,124 139,695  --

Gary E.   15,000      ---     3.3125    2/1/2004   31,248  79,189  --
 Long


                    Fiscal Year End Option/SAR Value Table

    The following chart shows the number and value of unexercised options held by each of the Named Executive Officers at the end of the Company's last fiscal year. The value shown for each option is equal to the difference between the exercise price of the option and the fair market value of the underlying stock at fiscal year end. The Company has never awarded any stock appreciation rights to any of its employees, and thus none are outstanding. None of the Named Executive Officers exercised any options during the Company's last fiscal year.


                            Number of             Value of
                            Unexercised          Unexercised
                          Options/SARs at       In-the-Money
Name                      Fiscal Year-End      Options/SARs at
                                               Fiscal Year-End

                           Exercisable/        Exercisable/
                           Unexercisable       Unexercisable

Patrick J. Leonard               0                  $0.00
Jeffrey T. Beaver          126,750/8,250            $0.00
Gary E. Long               80,626/105,000           $0.00




    The Directors' fees, which includes retainer fees that are paid quarterly and fees for attendance at the regular meetings of the Board of Directors, for fiscal year end December 31, 1994 were as follows: John S. Scott - $93,500.00 (deferred payment of $66,000.00, paid $27,500.00); Jeffrey T. Beaver - 23,625.86 (deferred payment of $23,625.86); C. Arnold Kalman - $24,643.14
(deferred payment of $24,634.14); John H. Kellogg - $19,500.00 (deferred payment of $19,500.00); John M. Nelson - $20,000.00 (deferred payment of $20,000.00); W. Samuel Nisbet - $19,000.00 (deferred payment of $19,000.00);
Thomas T. Taylor - $24,634.14 (deferred payment of $24,634.14); and Douglas Yee - $15,000.00 (deferred payment of $15,000.00). The directors have agreed to defer payment of the director fees until the earlier to occur of the date on which the Company emerges from bankruptcy or January 1996.

   The Company entered into employment contracts with several of its officers as described below.

    Ms. Arntsen entered into an employment agreement with the Company on July 20, 1993 which was to terminate on July 20, 1995. Ms. Arntsen resigned as of January 1, 1995.

    Dr. Leonard entered into an employment agreement with the Company on July 1, 1993 which was terminated on May 9, 1994.

    Mr. Long entered into an employment agreement with the Company on April 23, 1991, with a salary of $114,500.00, subject to review on an annual basis.

Board Compensation Committee Report on Executive Compensation

    Traditionally, the Company's compensation for its executive officers, including its chief executive officer, has consisted of three key elements: base salary, discretionary annual bonus, and periodic grants of stock options or other long-term compensation. The Company's compensation committee (the "Committee") has historically made judgements as to the components of compensation based upon its review of the Company's results and each individual's performance. The Committee's goal has been to provide an appropriate balance between base salary and incentive compensation awarded upon achievement of long-term goals.

    As has been pointed out elsewhere in this Annual Report, 1994 was a difficult and unusual year for the Company. In May of 1994, the Company's chief executive officer was terminated, and its chief financial officer and its general counsel resigned. On July 7, 1994 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. Thus the Committee was not working in a normal operating environment and in many respects was unable to play its traditional role of establishing consistent long-term performance-based compensation goals.

    Dr. Leonard's base salary of $303,000 was determined under the terms of an employment contract effective May 18, 1993. The Committee had limited discretion with respect to base salaries of other executive officers, all of whom are under employment contracts; but with respect to those executive officers for whom the Committee had the option to increase base pay the Committee elected not to grant any increases. The Committee also determined not to pay any cash bonuses under the Company's 1993 bonus plan except a bonus to one former executive officer which was required by contract and two bonuses of $5,000 each payable in restricted stock to former executive officers. The shares of restricted stock have been returned to the Company pursuant to the terms of the restriction.

    In March of 1994, the Compensation Committee established certain parameters for a management bonus plan for 1994 under which Dr. Leonard, the Company's former chief executive officer and the Company's other executive officers were eligible for discretionary bonuses. The plan provided for discretionary bonus awards as a percentage of salary based upon the attainment of certain specified goals both individual and corporate, including the achievement of corporate financial performance targets. The CEO was eligible for a bonus of up to 50% of his base salary with the other executive officers being eligible for bonuses up to 35% of their respective base salaries. No awards were granted under this bonus plan, and the bonus plan was not implemented due to the occurrence of subsequent events which have been previously described.

     The Committee felt it appropriate to award long-term incentives to executive officers and the CEO with the goal of tying the executives compensation to an increase in long-term shareholder value. The Committee granted two of its executive officers options to purchase 35,000 shares in the aggregate vesting over a three year period. The committee granted Dr. Leonard an option to purchase 100,000 shares early in 1994 which option was exercisable only upon the achievement of certain performance standards which were not met. The option has expired due to Dr. Leonard's leaving the employ of the Company.


    With the departure of Dr. Leonard, Mr. Beaver was elected as CEO of the Company. The Committee, taking into account the uncertainty of the Company's position, set Mr. Beaver's base salary at $160,000 and granted him an option to purchase 75,000 shares of the Company's common stock at a price equal to 110% of the fair market value on the day of the grant. It is not expected that any of the stock options granted prior to the Company's bankruptcy will have any material value in a reorganized Company.

    As part of a cost-cutting plan initiated after filing of the bankruptcy petition, members of senior management, including the Company's executive officers and Mr. Beaver, took salary reductions of from 5% to 20% of their base salary. In order to provide incentive to employees including senior management, the Committee recommended submission to the bankruptcy court for approval of an incentive plan payable in stock in the Company as reorganized. The incentive plan, which has been approved by the bankruptcy court, gives each participant stock in the reorganized Company on the effective date of the Company's reorganization plan. The amount of stock received is calculated using varying percentages of base salary based on performance.

Performance Graph

    The following graph shows a comparison over a five-year period ending at the end of the Company's last fiscal year of the cumulative total return to the Company's shareholders with the cumulative total return of the Standard & Poor's 500 Composite Index and the NASDAQ Pharmaceutical Index and assumes an investment of $100 on December 31, 1989.

                                                         NASDAQ
                                        S&P 500       PHARMACEUTICAL
JANUARY 31,      CAMBRIDGE BIOTECH  COMPOSITE INDEX      INDEX
  1989               100.00              100.00          100.00
  1990                40.00               96.90          119.95
  1991               156.00              126.42          318.78
  1992               114.00              136.05          265.53
  1993                40.00              149.76          236.63
  1994                 4.00              151.74          178.40


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information as to the Company's common stock owned by management of the Company as of March 1, 1995 based upon information supplied by the Company's directors and executive officers. All directors and executive officers have sole voting and sole investment power in shares reported as beneficially owned by them except as may be noted. The State of Wisconsin Investment Board owns more than five percent (5%) of the outstanding shares of the Company's common stock.


Name and Address of           Number                 Percent
Beneficial Owner           of Shares (1)             of Class


John S. Scott                  161,150                   *
1191 Smith Ridge Road
New Canaan, CT  06840

Patrick J. Leonard (2)         261,119                   *
365 Plantation Street
Worcester, MA  01605

Jeffrey T. Beaver (3)          129,583                   *
225 Warren Street
Brooklyn, NY  11201

C. Arnold Kalman                45,950                   *
9 Conant Place
Darien, CT  06820

John H. Kellogg                 65,250                   *
27 Ledge Rock Road
Concord, MA  01742

John M. Nelson                  59,750                   *
7 Massachusetts Ave.
Worcester, MA  01609

W. Samuel Nisbet                33,865                   *
3025 DuBarry Lane
Brookville, MD  20833

Thomas T. Taylor                31,750                   *
3015 D. Oak Green Circle
Ellicott City, MD  21043

Douglas Yee (4)                173,700                   *
314 Branch Oak Way
San Antonio, TX  78230

Gary E. Long                    85,418                   *
26 Wayside Road
Westborough, MA  01581

Karen M. Meenan                  1,750                   *
10 Lantern Lane
Amherst, MA  01002

Keith D. Jones                  17,625                   *
365 Plantation Street
Worcester, MA  01605

Susan R. Arntsen                70,981                   *
4 Polar Bear Road
Westford, MA  01886

Directors and Executive      1,162,891
 Officers as a Group


State of Wisconsin           2,505,000                  9.45%
 Investment Board
____________
* Less than 1%


(1) The shares reported as owned by the directors and executive officers are shares that are available for purchase by them under stock options, as follows: Mr. Scott - 149,150 shares, Mr. Beaver - 126,750 shares, Mr. Kalman - 40,950 shares, Mr. Kellogg - 51,750 shares, Mr. Nelson - 51,750 shares, Mr. Nisbet - 31,750 shares, Mr. Taylor - 26,750 shares, Dr. Yee - 31,750 shares, Mr. Long - 80,626 shares, Ms. Meenan - 1,750 shares, Mr. Jones - 17,625 shares and Ms. Arntsen - 64,076 shares.

(2) Includes 2,200 shares held jointly with his wife and 625 shares held by his wife alone.

(3) Includes 1,000 shares held as custodian for one daughter and 1,000 shares held as custodian for another daughter. Mr. Beaver disclaims beneficial ownership of the shares held as custodian for his daughters.

(4) Includes 138,475 shares held by him alone and 3,475 shares held by his wife alone.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                             CAMBRIDGE BIOTECH CORPORATION


April 28, 1995               By: /s/ Alison Taunton-Rigby
                                 President and Chief Executive Officer