Form 10-K/A
period 1994-12-31
CAMBRIDGE BIOTECH CORP
filed 1996-01-17
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549


                                    FORM 10-K/A No. 2

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         (Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            For the fiscal year ended    December 31, 1994
                                            OR
         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from _______________ to _______________.

                           Commission file number   0-12081

                              CAMBRIDGE BIOTECH CORPORATION
                  (Exact name of registrant as specified in its charter)

                      Delaware                               04-2726626
              (State or other jurisdiction of             (I.R.S. employer
              incorporation or organization)             identification No.)

              365 Plantation Street, Worcester, MA             01605
              (Address of principal executive offices)        (Zip Code)

         Registrant's telephone number, including area code    (508) 797-5777

         Securities registered pursuant to Section 12(b) of the Act:
         None

         Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, $0.1 par value
         (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
         days. Yes       No  X

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
         Form 10-K or any amendment of this Form 10-K. [   ]

         The aggregate market value of 26,293,355 shares of voting stock held by non-affiliates of the registrant as of March 15, 1995 was $9,860,768 based on the average of the bid and asked price of such stock on such date.

         Common Stock outstanding as of March 15, 1995:  26,497,450 shares.


                                               PART II


         Item 6.   SELECTED FINANCIAL DATA.

                                     Year Ended
                                     December 31, 1994

         Revenue:
            Product Sales          $16,683,287
            Research & Development   4,334,197
            Royalties                1,082,375
         Total Revenue             $22,099,859
         Net Loss                 ($22,276,266)

         Net loss per weighted
            average number of
            shares outstanding             ($0.86)
         Weighted average
            shares outstanding      25,858,608

         Balance Sheet Data:
            Total Assets           $28,502,670
            Long-term Obligations   12,413,476
            Shareholder's Equity     8,667,681


         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         General

         The Company filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on July 7, 1994 and is managing its assets and operating its businesses as a debtor-in-possession pursuant to a voluntary petition filed in the United States Bankruptcy Court for the District of Massachusetts, Western Division (the "Bankruptcy Court"), Case Number 94-43054-JFQ. Since the Chapter 11 filing, management has spent considerable time reviewing the Company's strategic direction, as well as specific products and programs. It has sold or disposed of certain assets and operations of the Company, as described below, which did not fit within the business plan for reorganizing the Company. The Company is also engaged in discussions with several parties concerning a possible sale of the Company's diagnostics division or portions thereof.

         On March 30, 1994, the Company's former independent accountants, Deloitte & Touche ("Deloitte"), resigned from their engagement to audit the Company's 1993 financial statements, withdrew their opinion on the Company's 1992 financial statements, and raised concerns over certain transactions that had come to their attention. The Company's board of directors appointed a special committee of two outside directors which was assisted by special counsel to conduct an investigation into the matters raised by the former accountants. The investigation confirmed the existence of several transactions which did not appear to be bona fide or which were incorrectly recognizing revenue. On May 9, 1994, the Company announced that it had replaced its Chief Executive Officer and two of its other officers resigned. In April 1995, the Company elected Alison Taunton-Rigby, Ph.D. as its new President and Chief Executive Officer.

         The Securities and Exchange Commission ("SEC") on July 22, 1994 issued an Order Directing Private Investigation pertaining to the Company's financial statements, its public filings and the offering of its securities. On September 21, 1995, the Company received a subpoena issued by the United States District Court, District of Massachusetts for documents to be presented to the Grand Jury. The Company believes the United States Attorney is conducting an investigation similar to that of the SEC. The Company is cooperating fully with both of the investigations.

         Effective June 9, 1994, the Company's stock was de-listed by the National Association of Securities Dealers ("NASD") due to the Company's failure to comply with NASD's listing requirements as a result of its inability to provide audited financial statements.

         During 1994 the Company disposed of certain assets, as described below, including its wholly-owned subsidiary Cambridge Biotech Ltd., its majority ownership in ADI Diagnostics, Inc. and its minority interest in ImmuCell Corporation.

         Results of Operations

         Management has concluded because of the events described above and in light of the Company's financial condition and Chapter 11 filing, it would not be feasible for its new accountants perform a re-audit of the Company's 1992 financial statements or an initial audit of the Company's 1993 financial statements. Consequently, the accompanying financial statements and footnotes do not show comparative data for prior periods.

         Revenues:

         Total revenues in 1994 were $22,100,000. Product sales of $16,683,000 accounted for 75% of the total revenue with diagnostic and biopharmaceutical product sales totaling $16,007,000 (96%) and $676,000 (4%) respectively.

         In 1994 Research and Development ("R&D") revenues were $4,334,000, representing 20% of total revenue. R&D revenue relates principally to the biopharmaceutical division. The majority of these revenues were generated from license agreements. In 1994 the Company recognized $3,000,000 in license fees under an agreement with SmithKline Beecham p.l.c. ("SKB") which allows SKB to use the Company's proprietary Stimulon adjuvant ("QS-21") in numerous vaccines including hepatitis, Lyme disease, human immunodeficiency virus ("HIV"), influenza, and malaria. Income from this agreement represents 14% of the Company's total revenue in 1994. The Company received another $3,500,000 from SKB in November 1994 which was included as deferred revenue at December 31, 1994 and will be recognized as revenue in 1995. The Company also recognized revenue for its collaboration with Virbac S.A. on research and development of vaccines for feline immune deficiency virus ("FIV") and bovine mastitis. In 1994 the revenue recognized on these two projects totaled $472,000. Additional deferred revenue totaling $2,543,000 will be recognized as research expense is incurred in relation in these projects. The Company also has received grants from the National Institute of Health ("NIH") for research of various diseases; the total amount of revenue recognized from these grants in 1994 was $787,000.

         Royalty revenues in 1994 were $1,082,000 accounting for 5% of the Company's total revenue. These royalties were received as a result of licenses granted to the Company's proprietary technology, know-how and patents.

         Costs and Expenses:

         Cost of sales as a percentage of products sales was 87% in 1994 of which the diagnostics division accounted for 91% of the total cost of sales.

         Research and development expenses of $5,860,000 represented 27% of the total revenue in 1994. Biopharmaceutical research accounted for approximately $5,100,000 (87%) of the total R&D expense.

         General and administrative expenses were approximately $8,300,000 or 38% of total revenue in 1994. Selling expenses incurred for the marketing of diagnostic products were approximately $2,000,000 or 9% of total revenue in 1994. The Company maintains a direct sales force, in addition to selling its products through distributors.

         As a result of the Company filing for reorganization under Chapter 11, the Company re-evaluated its long-lived assets based upon undiscounted future cash flows and stated them at net realizable value in accordance with Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, during 1994 the Company recognized a loss on impairment of long-lived assets in the amount of $2,880,000 representing $1,735,000 of purchased technology and $1,145,000 on its property and plant in Rockville, Maryland.

         Interest and Other Income:

         The Company recognized $170,000 of interest income in 1994, excluding the interest which was earned on cash accumulated as a result of Chapter 11 proceedings identified below. The Company recognized $302,000 of interest expense on its debt. The interest expense through July 7, 1994, the date the Company filed for protection under Chapter 11, on the Company's mortgages on building in Rockville, Maryland was $167,000.

         During 1994 the Company received $458,000 of rental income from its owned and leased facilities in Rockville, Maryland. For the leased property, the Company incurred $420,000 in expenses during 1994.

         Additionally, the Company sold its interest in ImmuCell Corporation for $309,000 and recognized a loss of $305,000.

         Reorganization items:

         The Company incurred expenses of $611,000 for professional fees in relation to its filing for reorganization under Chapter 11. The Company also accrued a provision for rejected executory contracts totaling $358,000.

         Income taxes:

         The Company recorded an income tax benefit of $207,000 in 1994 due to the reversal of prior year tax accruals.

         Discontinued Operations:

         On July 21, 1994 the Company's wholly-owned subsidiary, Cambridge Biotech Ltd. ("CBL") filed for protection of the Irish High Court and an examiner was appointed pursuant to the Irish Companies Act of 1990. As of that date, the Company recorded a loss related to the discontinued operations. CBL's 1994 product sales of $1,952,000 were included in the process of calculating the $2,129,000 loss from discontinued operations. Under the reorganization plan for CBL, on November 30, 1994, the Company's interest as an equity holder and its claim as a creditor were transferred to SelfCare, Inc. (a U.S. corporation) for a nominal amount, and the Company received $2,083,000 in cash for the transfer of certain technology pertaining to products manufactured at the Irish facility. The Company recorded a loss of $6,963,000 on the sale of discontinued operations. Effective with the disposal of CBL, the Company also wrote off registration rights and distribution contracts which were recorded by the Company's subsidiary, Cambridge Biotech International Corporation ("CBIC"). The loss on disposal of these assets was $519,000. Additionally the Company included a discontinuance operations loss for CBIC of $133,000.

         On March 11, 1994 the Company sold its 54% ownership in ADI Diagnostics, Inc. ("ADI") to the minority shareholder, Biomira Inc. for net proceeds of $910,000 in cash, rights to certain technologies, product distribution rights, and royalties on sales of certain products by ADI. The Company had accounted for ADI as a discontinued operation in 1993 and therefore the loss on disposition is not reflected in the accompanying financial statements.

         Net Income (Loss):

         As a result of the above, the Company had a loss of $12,533,000 or $0.48 per share from continuing operations and a net loss of $22,276,000 or $0.86 per share including the loss from discontinued operations.

         Liquidity and Capital Resources

         The Company's ability to fund its long term operations beyond 1995 is dependent on several factors including the sale of the Company's diagnostics business, the formulation and confirmation of a viable plan of reorganization, and the Company's ability to attract additional funding through additional public or private financing or collaborative arrangements. There can be no assurances that adequate operating funds will be generated through the sale of the diagnostics business or that additional funding can be obtained on acceptable terms.

         Operating activities used $3,095,000 of cash in 1994. The net loss of $22,276,000 included non-cash items of loss on discontinued operations ($7,482,000), depreciation and amortization ($4,282,000) and loss from asset impairment ($2,880,000). The Company reduced accounts receivable by $1,022,000 and inventory levels by $1,524,000. Accounts payable and accrued expenses increased by $2,609,000 primarily due to an employee retention bonus plan, postponed payments due to a cash shortage prior to filing Chapter 11, and professional fees incurred due to the Company's filing for Chapter 11.

         The Company's 1994 investing activities provided cash of $5,262,000. During 1994 the Company sold marketable securities totaling $4,140,000, of which $1,026,000 was pledged as collateral under a sale/leaseback arrangement with Fleet Bank for equipment. In 1994 the Company invested $2,118,000 in property, plant, and equipment, $1,026,000 of which was used to repurchase the equipment under the above mentioned sale/ leaseback. The Company sold its interest in CBL's debt and equity to SelfCare, Inc. for $2,083,000 and its interest in ImmuCell Corporation for $309,000.

         The Company's 1994 financing activities provided $5,455,000 as a result of raising $6,635,000 in the sale of its stock in the first quarter of 1994 and repaying $1,377,000 on long-term obligations. In the future, the Company will seek additional funding through additional public or private financing, and collaborative arrangements and dispositions of portions of the business. The Company presently is seeking to sell the diagnostics division or portions thereof as a source of funds. The Company expects to receive funding from a licensing agreement with a large pharmaceutical company through 1998.

         At December 31, 1994, the Company had cash and cash equivalents totalling $8,538,000. The Company had total working capital of $8,886,000 and a current ratio of 2.2 to 1. However, the Company has approximately $9,715,000 in liabilities subject to Chapter 11 proceedings and if all of these liabilities were considered current liabilities, the current ratio would have been 0.95 to 1.

         In a Chapter 11 case, substantially all liabilities as of the date of filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the creditors and equity security holders and approved by the Bankruptcy Court. The Company continues to manage its affairs and operate its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court while the case is pending. In the event a plan of reorganization is approved by the Bankruptcy Court, continuation of the business after reorganization is dependent upon the success of future operations and the Company's ability to meet obligations as they become due. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. The financial statements do not give effect to adjustments to the carrying value of assets, or amounts and reclassification of liabilities that might be necessary as a consequence of these bankruptcy proceedings. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations, and the ability of the Company to generate sufficient cash from operations and financing sources to meet its obligations.

         Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Filed as part of this report.

         Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Deloitte & Touche ("Deloitte") resigned as independent accountants on March 30, 1994 and advised the Company that:

            (i) information had come to their attention that had led them to no longer be able to rely on previous representations of management.

            (ii) certain sale transactions aggregating approximately $800,000 in 1992 should be reversed in 1992 and reviewed to determine whether they were made to inflate revenues or to circumvent certain regulatory requirements.

            (iii) the Company's previously issued financial statements for 1992 and the report of Deloitte thereon should no longer be relied upon.

         Deloitte suspended their 1993 audit, and did not issue an opinion on the Company's financial condition and results of operations for 1993. The Bankruptcy Court approved Coopers & Lybrand, L.L.P. as auditors for the Company's audit of the year ended December 31, 1994.

                                          PART IV

          Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  Financial Statements

               The following documents are filed as a part of this report:

               1. Consolidated Statement of Operations for the Year Ended December 31, 1994
               2.  Consolidated Balance Sheet December 31, 1994
               3. Consolidated Statement of Cash Flows for the Year Ended December 31, 1994
               4. Consolidated Statement of Shareholders' Equity for the Year Ended December 31, 1994
               5. Cambridge Biotech Corporation and Subsidiaries Notes to Consolidated Financial Statements for the Year Ended December 31, 1994
               6.  Independent Auditor's Report of Coopers & Lybrand, L.L.P

          (b)  Financial Statement Schedules

               None.

          (c)  Exhibits

               None.
                                        SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAMBRIDGE BIOTECH CORPORATION


          January 17, 1996                 By:/s/ Alison Taunton-Rigby
                                           Alison Taunton-Rigby
                                           President and Chief Executive Officer


                               Cambridge Biotech Corporation
                                   Debtor-In-Possession)
                           Consolidated Statement of Operations
                           For the year ended December 31, 1994


          Revenue:
              Product sales                                $16,683,287
              Research and development                       4,334,197
              Royalties                                      1,082,375
                                                            22,099,859
          Cost and expenses:
              Cost of sales                                 14,485,330
              Research and development                       5,859,652
              Sales, general & administrative               10,273,822
              Loss on impairment of assets (Notes 6 and 7)   2,879,707
                                                            33,498,511
          Other:
              Interest and other income
                net of interest expense (Notes 9 and 12)      (472,582)

          Loss from continuing operations before
              reorganization items and income tax benefit  (11,871,234)

          Reorganization items (Note 1):
              Professional fees                               (610,832)
              Provision for rejected executory contracts (357,501) Interest earned on accumulated cash
                resulting from Chapter 11 proceedings           99,579
              Total reorganization items                      (868,754)

          Loss from continuing operations before
              income tax benefit                           (12,739,988)
          Income tax benefit                                   207,396
          Loss from continuing operations                  (12,532,592)

          Discontinued operations (Note 3):
              Loss from operations                          (2,261,964)
              Loss on disposal                              (7,481,710)
          Net Loss
          ($22,276,266)

          Net loss per weighted average number
              of common shares:
                  Before discontinued operations                   ($0.48)
                  Discontinued operations                          ($0.38)
              Net Loss                                             ($0.86)

          Weighted average number of
              common shares outstanding                     25,858,608

          The accompanying notes are an integral part of the consolidated financial statements

                               Cambridge Biotech Corporation
                                  (Debtor-In-Possession)
                                Consolidated Balance Sheet
                                     December 31, 1994
         Assets

         Current Assets:
             Cash and cash equivalents                      $8,537,791
             Accounts receivable - trade (less allowance
               for doubtful accounts of $150,200)            2,875,612
             Other receivables                                  92,624
             Inventories (Note 4)                            3,965,668
             Prepaid expenses and other current assets         836,285
                 Total current assets                       16,307,980

         Investments (Note 5)                                  110,586
         Property, Plant, and Equipment, Net (Note 6)        9,883,820
         Patents and Purchased Technology, Net (Note 7)      2,094,493
         Other Assets                                          105,791
             Total Assets                                  $28,502,670

         Liabilities & Shareholder's Equity

         Current Liabilities:
             Accounts payable                                 $524,426
             Accrued royalties                                 372,550
             Accrued professional fees                         522,548
             Accrued incentive compensation (Note 14)          627,407
             Accrued restructuring costs (Note 8)              378,171
             Other accrued expenses                            906,741
             Deferred revenue (Note 16)                      4,089,670
                 Total Current Liabilities                   7,421,513

         Deferred Revenue (Note 16)                          2,698,904
         Liabilities Subject To Chapter 11 Proceedings
           (See Note 10)                                     9,714,572
         Commitments and Contingencies (Notes 13 and 19)
         Total Liabilities                                  19,834,989

         Shareholder's Equity (Note 14):
             Preferred stock, par value $.01 per share
               authorized, 5,000,000 shares
             Common stock, par value $.01 per share
               authorized, 40,000,000 shares
               issued, 26,057,006 shares                       260,570
             Additional Paid in Capital                    120,211,479
             Unearned Compensation                            (186,844)
             Deficit                                      (111,617,524)
         Total Shareholders' Equity                          8,667,681

         Total Liabilities and Shareholders' Equity        $28,502,670

         The accompanying notes are an integral part of the consolidated financial statements

                               Cambridge Biotech Corporation
                                  (Debtor-in-Possession)
                           Consolidated Statement of Cash Flows
                           For the year ended December 31, 1994

          Cash Flows From Operating Activities:

          Net Loss                                            ($22,276,266)
          Adjustments to reconcile net loss to net
            cash used in operating activities:
              Depreciation and amortization                      4,282,125
              Compensation Expense Recognized                      160,253
              Loss on sale of property, plant, and equipment        60,343
              Loss from impairment of assets                     2,879,707
              Loss on disposal of discontinued operations        7,481,710
              Loss on disposition and write down of investments    531,155
              Changes in assets and liabilities, net of
                effects of disposed businesses:
                  Accounts and other receivables                 1,021,676
                  Inventories                                    1,524,269
                  Deferred Revenue                                (468,819)
                  Prepaid and other current assets                (275,089)
                  Accounts payable and other accrued expenses    2,608,553
                  Accrued restructuring charges                   (350,873)
                  Income taxes payable                            (183,708)
                  Other noncurrent assets and liabilities           44,261
                  Discontinued operations- non cash and working
                    capital changes                               (134,235)
                     Net cash used by operating activities      (3,094,938)

          Cash Flows From Investing Activities:
              Proceeds from sale of marketable securities        4,139,562
              Proceeds on sale of discontinued operations        2,391,256
              Purchases of property, plant, and equipment       (2,118,359)
              Proceeds from sale of property, plant, and equipment  84,750
              Proceeds from collection of note receivable        1,000,366
              Patents                                             (266,332)
              Financing activities of discontinued operations       31,152
                  Net cash from investing activities             5,262,395

          Cash Flows From Financing Activities:
              Issuance of common stock                           6,832,513
              Payment on long-term obligations                  (1,377,449)
                  Net cash provided by financing activities      5,455,064

              Effect of exchange rate changes on cash and
                cash equivalents                                    31,107

          Net increase in cash and cash equivalents              7,653,628
          Cash and cash equivalents at the beginning of the year   884,163

          Cash and cash equivalents at the end of the year      $8,537,791

          Supplemental disclosures:
              Income taxes refunded                              ($141,814)
              Interest paid                                       $254,026

          The accompanying notes are an integral part of the consolidated financial statements

                               Cambridge Biotech Corporation
                                  (Debtor-In-Possession)
                      Consolidated Statement of Shareholders' Equity
                           For the year ended December 31, 1994


                                            Additional
                          Common Stock        Paid-in       Unearned
                        Shares    Amount      Capital     Compensation

 BALANCES,            23,403,445  $234,034  $113,854,636   ($796,231)
 DECEMBER 31, 1994
 Private
 placement of
 common stock          2,589,100    25,891     6,609,357      ----

 Stock issued for
 the employee stock
 purchase plan  50,761       508   154,313        ----         ----

 Exercises of
 warrants, options,
 and other shares
 issued                   13,700       137       42,307        ----

 Forfeiture of
 discounted
 stock options            ----       ----      (449,134)     449,134

 Compensation
 expense
 recognized               ----       ----         ----       160,253

 Net loss for year        ----       ----         ----         ----

 Translation
 Adjustment               ----       ----         ----         ----


 BALANCES,
 12/31/94             26,057,006  $260,570 $120,211,479    ($186,844)
 $8,667,681

 The accompanying notes are an integral part of the consolidated financial statements

                               Cambridge Biotech Corporation
                                  (Debtor-In-Possession)
                      Consolidated Statement of Shareholders' Equity
                           For the year ended December 31, 1994



                                     Cumulative
                                     Translation
                     Deficit         Adjustment            Total

 BALANCES,
 12/31/93         ($89,341,258)     ($1,934,051)        $22,017,130

 Private
 placement of
 common stock         ----             ----               6,635,248

 Stock issued for
 the employee stock
 purchase plan        ----             ----                154,821

 Exercises of
 warrants, options,
 and other shares
 issued               ----             ----                 42,444

 Forfeiture of
 discounted
 stock options        ----             ----                      0

 Compensation
 expense
 recognized           ----             ----               160,253

 Net loss for year (22,276,266)        ----           (22,276,266)

 Translation
 Adjustment           ----          1,934,051           1,934,051


 BALANCES,
 12/31/94        ($111,617,524)       $0               $8,667,681

 The accompanying notes are an integral part of the consolidated financial statements

                      Cambridge Biotech Corporation And Subsidiaries
                    Notes to Consolidated Financial Statements for the
                               Year Ended December 31, 1994



1.   CHAPTER 11 REORGANIZATION

          Cambridge Biotech Corporation (the "Company" or "CBC") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on July 7, 1994 with the United States Bankruptcy Court for the District of Massachusetts Western Division (the "Bankruptcy Court"). In a Chapter 11 case, substantially all liabilities as of the date of filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the creditors and equity security holders and approved by the Bankruptcy Court. The Company continues to manage its affairs and operate its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court while the case is pending.

          In the event a plan of reorganization is approved by the Bankruptcy Court, continuation of the business after reorganization is dependent upon the success of future operations and the Company's ability to meet obligations as they become due. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of assets, or amounts and reclassification of liabilities that might be necessary as a consequence of these bankruptcy proceedings. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations, and the ability of the Company to generate sufficient cash from operations and financing sources to meet its obligations.

          2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation - The financial statements include Cambridge Biotech Corporation and its wholly owned subsidiaries, Cambridge Biotech International Corp. (CBIC) and Biotech Research Laboratories, Inc., FSC (FSC), and Cambridge Affiliated Corporation
          (CAC), of which CBC owns 51%. Cambridge Biotech Ltd. (CBL), a subsidiary, was sold during 1994 (see Note 3), and is no longer included in the Company's Consolidated Balance Sheet. CBL's revenue and expenses from January 1, 1994 to July 21, 1994 are reflected on the Statement of Operations as a loss from discontinued operations. CBIC ceased operations in 1994 (see Note 3), and FSC is a foreign sales corporation which was dissolved by the Company on January 27, 1995. All significant intercompany transactions and accounts have been eliminated.

          Business - The Company is in the business of developing, manufacturing and marketing products for the detection, prevention and treatment of infectious diseases in humans and animals.

          Cash and Cash Equivalents - The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include money market accounts, certificates of deposit and short-term investments.

          Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

          Property, Plant and Equipment - Property, plant and equipment are recorded at cost. However, the Company evaluates its property, plant and equipment based upon undiscounted cash flows and states their net realizable value in accordance with the Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). Depreciation for financial accounting purposes is computed substantially by the straight-line method to amortize the cost of various classes of assets over their estimated useful lives. The estimated useful lives of the assets are as follows:


                                              Useful Life
          Buildings                              30
          Furniture, fixtures and equipment      3 - 10
          Leasehold and building improvements    lesser of useful life or the
          term of the lease

          Maintenance and repairs are charged to operations as incurred, whereas additions and improvements are capitalized. Gains and losses on the disposition of properties is reflected in earnings and the related asset costs and accumulated depreciation are removed from the respective accounts.

          Purchased Technology and Patents - Purchased technology related to the acquisition of assets is recorded at fair market value at acquisition date. The Company evaluates its purchased technology and patents based upon undiscounted cash flows and states their net realizable value in accordance with FAS 121. Capitalized patent costs include product registrations and costs incurred for the support and protection of existing patents. Purchased technology and patents are amortized on a straight-line basis over periods ranging from three to seven years.

          Revenue Recognition - Revenue from product and service sales is recognized at the time of the product shipment or performance of the service. Revenue from research and development contracts is deferred and recognized over the contractual periods as services are performed. In addition, research agreements which have established payments for distinct achievements or phases are recorded as income as if each were a separate event. The initial fee in alliance agreements is recognized when a definitive agreement is reached and no contingent factors are present.

          Research and Development Costs - Research and development costs are charged to operations as incurred.

          Income Taxes - The Company has adopted the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109"). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the current statutory tax rates.

          Net Loss Per Share - The net loss per share is computed based on the weighted average number of shares of common stock outstanding during each period. Common equivalent shares are not included in the per share calculation since, the effect of their inclusion would be anti-dilutive.

          Translation of Foreign Currencies - Assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expenses are translated at average monthly exchange rates. The resulting differences due to changing exchange rates are charged or credited directly to the "cumulative translation adjustment" account included as part of shareholders' equity.

          3.   DISCONTINUED OPERATIONS

          On July 21, 1994 the Company's wholly-owned Irish subsidiary, Cambridge Biotech Ltd. (CBL), filed for protection of the Irish High Court and an Examiner was appointed pursuant to the Irish Companies Act of 1990. At July 21, 1994 CBL's debt to the Company represented approximately 92% of CBL's total liabilities.

          The appointment of the Examiner and the doubtful recovery of the Company's investment in CBL have led the Company to conclude that the measurement date under the Accounting Principles Board Statement No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), to be July 21, 1994. Consequently the accompanying financial statements include a loss of $2,128,698 from the discontinued operations for the period January 1, 1994 through July 21, 1994. Net sales of discontinued operations were $1,951,680 for the period prior to disposal.

          On November 30, 1994 the Company sold its interest in CBL's debt and equity to SelfCare, Inc. (a U.S. Corporation). Total consideration for the transaction was approximately $2.1 million. CBL was classified as a discontinued operation as of the July 21, 1994 measurement date and a $6,962,781 charge was recorded for the loss.

          The Company, through the acquisition of certain assets of Codiapharm, S.A. in November, 1991 obtained registration rights and distribution contracts for the sale of products manufactured by CBL the Company's Irish subsidiary. These assets were recorded by the Company's subsidiary (CBIC). Effective with the disposal of CBL, the Company has written off the value of CBIC's assets, and included this loss of $518,929 in the loss on disposal.

          On March 11, 1994 the Company sold its 54% ownership of ADI Diagnostics, Inc. to the minority shareholder, Biomira Inc., and received net proceeds of $910,366. The Company had accounted for ADI as a discontinued operation in 1993; and accordingly, consistent with APB 30, the results of ADI and loss on disposal are not included in the accompanying financial statements.

          4.   INVENTORIES

          Inventories are comprised of the following:

          Finished Goods              $    559,321
          Work in process                2,735,664
          Raw Materials and supplies       670,683
                                         ---------
                                      $  3,965,668
                                             =====

          5.   INVESTMENTS

          The Company owns a 19% interest in GRF Corporation (GRF) as part of a joint venture formed to develop and market human growth hormone releasing factors thought to be beneficial in the treatment of osteoporosis and other diseases. The remainder of this company is beneficially owned by BioNebraska, Inc. and R&C Enterprises, Inc. The
          Company provided the initial funding of    $2 million which has been
          expensed as cash expenditures were made. The Company's investment at December 31, 1994 was $110,076 after recording a loss of $225,554 in the Company's 1994 statement of operations.

          The Company had an investment in ImmuCell Corporation, which was accounted for on the cost method. In December, 1994 the Company sold its interest in ImmuCell for $308,571, recognizing a $305,601 loss.

          6.   PROPERTY, PLANT, AND EQUIPMENT

          Property, plant, and equipment are comprised of the following:

          Land                             $      647,031
          Buildings                             3,356,525
          Furniture, fixtures, and equipment   13,080,062
          Leasehold and building
            improvements                        6,684,335
          Property leased to others               987,889
          Leased equipment                         20,588
                                                ---------
            Sub-total                          24,776,430
          Less accumulated depreciation
            and amortization                  (14,892,610)
                                               ----------
                                            $   9,883,820
                                                    =====

          In 1994 the Company changed its estimate of the useful life of the leasehold improvements at its Worcester, Massachusetts facility, as a result of the Company's Chapter 11 filing and the change in the strategic focus of the Company. This resulted in additional depreciation expense of $471,000 in 1994. Total depreciation expense during 1994 was $3,173,507. Accumulated depreciation of property leased to others was $587,749 at December 31, 1994.

          As a result of the Company filing for reorganization under Chapter 11, the Company evaluated its facilities in Rockville, Maryland based upon undiscounted future cash flows and stated them at net realizable value in accordance with FAS 121. Accordingly, the Company recognized an impairment loss of $1,145,000 on its property and plant in Rockville during 1994.

          7.   PURCHASED TECHNOLOGY AND INTANGIBLES

          Purchased technology and intangibles are comprised of the following:

          Purchased technology             $   3,451,366
          Patents and patent support             744,038
                                               ---------
            Sub-total                          4,195,404
          Less accumulated amortization       (2,100,911)
                                               ---------
                                           $   2,094,493

          In 1994 the Company changed its amortization period for certain purchased technology as a result of information obtained regarding a replacement product to be introduced in the future. Accordingly, the Company has revised the amortization period of this technology to coincide with the introduction of the replacement product, which resulted in an increase in amortization expense of $227,843 in 1994. Total amortization expense was $1,107,149 in 1994.

          As a result of the Company filing for reorganization under Chapter 11, the Company evaluated the intangible assets based upon undiscounted future cash flows and stated them at net realizable value in accordance with FAS 121. Accordingly, the Company recognized an impairment loss of $1,734,707 on certain purchased technology in 1994.

          8.   ACCRUED RESTRUCTURING

          During 1992 the Company recorded a restructuring charge for the consolidation of the Rockville manufacturing facilities and processes into the Worcester, Massachusetts and Galway, Ireland locations. The Company presently plans to sell the Rockville, Maryland facility in 1996. During 1994 the Company made $350,873 in payments against this charge. The remaining balance as of December 31, 1994 of $378,171 consists of estimated severance costs and related expenses.

          9.   DEBT

          The Company was in default of its debt agreements as of December 31, 1994, with the exception of the capital lease agreement, and the balance is included in liabilities subject to Chapter 11 proceedings (Note 10). The debt is comprised of the following at December 31, 1994:

          Building loan; interest at prime plus 1/2%:         $ 3,719,500

          Building loan; interest at 8%;                          292,659

          Equipment capital lease; interest at 9.5%; due
            December 1997; payments of $433 per month
            including interest; secured by the leased equipment    15,580
                                                                ---------
                                                                4,027,739
          Less: amount representing interest included
            with equipment capital lease                           (2,777)
                                                                ---------
          Debt                                                $ 4,024,962


          The two building loans are collateralized by land, buildings and improvements with a carrying value of $4,001,525. These loans are in default because of the Company's Chapter 11 filing; however, payment has been stayed by the Bankruptcy Court, pending resolution of the Chapter 11 proceedings. The prime rate was 8.5% at December 31, 1994.

          The cost of equipment held under capital leases is $20,588 with related accumulated amortization of $8,578 at December 31, 1994.

          10.  LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS

          As described in Note 1, since July 7, 1994, the Company has been operating as debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In Chapter 11 cases, substantially all liabilities of the debtor as of the date of the filing of the petition for reorganization will be subject to settlement under the plan or plans of reorganization. These amounts may be subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Accordingly, the ultimate amount of, and settlement terms for, such liabilities is not presently determinable.

          Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the filing date as recorded in the Company's accounting records. Claimants could file claims until various bar dates set by the Court. Differences between amounts shown by the Company and claims filed by the creditors are currently being investigated. After completion of the reconciliation, any remaining differences may be resolved by negotiated agreement between the Company and the claimant or by the Bankruptcy Court as part of the Chapter 11 proceedings or otherwise.

          Under the Bankruptcy Code, debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory prepetition contracts, subject to Bankruptcy Court approval.

          The principal categories of claims included in Liabilities Subject to Chapter 11 Proceedings in the Consolidated Balance Sheet as of December 31, 1994 are set forth below:

          Priority liabilities                     $     41,405
          Collateralized Debt (see Note 9)            4,024,962
          Prepetition unsecured liabilities           5,648,205
                                                    -----------
          Total                                      $9,714,572

          These amounts represent management's best estimate of all valid claims. Such claims remain subject to future adjustments depending on negotiations and actions of the Bankruptcy Court, further developments with respect to the disputed claims, whether or not such claims are secured, and the value of any security interests securing any of such claims or other events.

          11.  INCOME TAXES

          A reconciliation between the amount of reported income tax expense/ (benefit) and the amount computed using the U.S. federal statutory rate of 34% for the year ended December 31, 1994 is as follows:

          Tax benefit at federal statutory rates   (34.0)%

          Losses without tax benefit                34.0%
          Other                                     (1.6)%

          Reported benefit for income taxes         (1.6)%


          The components of the deferred tax assets and liabilities at December 31, 1994 are as follows (in millions):

                                           Assets/(Liabilities)
            Current:
               Inventory                            $ 1.1
               Other                                   .2

                  Total current                       1.3
            Noncurrent:
               Depreciation                           4.0
               Restructuring & Merger costs            .6
               Other                                   .9
               Federal & state net operating losses  21.1
               Federal tax credits                    1.1

                  Total noncurrent                   27.7

                  Sub-total                          29.0

               Less: valuation allowance            (29.0)

                  Net deferred tax asset             $0.00


          FAS 109 requires that a valuation reserve be established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation reserve has been established for the full amount of the deferred tax asset.

          As of December 31, 1994, the Company had estimated U.S. net operating loss (NOL) carryforwards of approximately $50,000,000 for income tax purposes. These loss carryforwards expire through the year 2009. Utilization of these NOL's may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code of 1986. The Company's NOL's are subject to review by the Internal Revenue Service and various state tax authorities (the Company's most recently filed tax returns were for the year ended December 31, 1992). In addition, these NOL's and other tax attributes may be adversely impacted by the bankruptcy proceedings (see Note 1).

          12.  RENTAL INCOME

          The Company receives rental income on certain property and equipment from various tenants and sub-tenants under noncancelable leases which extend to 1997. During 1994 the Company received $458,000 in rental income. The Company records the expenses associated with the rental income by aggregating the expenses with the rental income in Other Income/Expense on its Statement of Operations. The Company incurred approximately $420,000 in expenses during 1994 in regard to these operations. Future minimum rentals on noncancelable operating leases are as follows:

               Year ended December 31:
               ------------------------------

                    1995                            $ 286,101
                    1996                              268,840
                    1997                              144,760
                    Thereafter                             -0-
                                                     --------
                    Total future minimum rentals    $ 699,701

          13.  COMMITMENTS AND CONTINGENCIES

          Leases - The Company has entered into operating lease agreements for its executive offices, warehouse, research laboratories, manufacturing facilities, and office equipment. The base lease periods range from two to ten years. Two leases contain renewal options, the first for one five-year period and the second for two five-year periods. Several leases contain escalation clauses for increases in real estate taxes from the base year, as well as minimum rental increases for the change in the Price Index, not to exceed 3% of the previous year's rent. Costs incurred under the operating leases are recorded as rent expense and totaled $1,406,100 for real estate and $631,500 for equipment in 1994.

          As of December 31, 1994, the future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

               Year Ending                                       Real
               December 31                 Equipment             Estate

               1995                       $     9,357           $1,161,207
               1996                             2,738            1,068,408
               1997                               456               - - -
                                               ------           ----------
               Total minimum lease payments $    12,551         $2,229,615

          Employment and Consulting Agreements - The Company has agreements with various consultants and key employees, with terms ranging, generally, from one to three years. These agreements provide for future aggregate annual payments of approximately $1,226,000. Costs incurred and charged to operations under these contracts aggregated $2,724,022 in 1994.

          Other Agreements - The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of product sales subject in some cases, to certain minimum amounts; these minimums total $450,000 annually. Total royalty expense was $1,108,990 in 1994.

          Contingencies:
          In November 1993, five civil actions were commenced in the United States District Court, District of Massachusetts, against the Company, certain of its officers, and in three of the actions, Deloitte and Touche, the Company's former auditors. The actions were instituted by persons alleging to be shareholders of the Company and to be representative of a class of shareholders claiming damages resulting from alleged violations of securities laws by defendants in connection with the 1992 results of the Company and the restatement thereof. The actions have been consolidated under the caption In Re: Cambridge Biotech Corporation Securities Litigation, Civil Action No. 93-12486-REK. The actions against the Company have been temporarily stayed as a result of the Company's bankruptcy, and the Plaintiffs have filed a claim in the Company's bankruptcy proceeding. Settlement negotiations are proceeding among the various parties.

          In July of 1994, the Securities and Exchange Commission issued an Order Directing Private Investigation in the matter of Cambridge Biotech Corporation, investigating matters pertaining to the Company's financial statements, its public filings and its offerings of its securities. The Company is cooperating fully with the investigation which is ongoing.

          During 1992, the Company paid $2,300,000 to Alfa-Laval, a Swedish company to acquire its fibronectine binding technology for use in mastitis vaccines and certain other products. The agreement provides for additional payments to Alfa-Laval conditioned upon the first commercial sale of future vaccines at $1,333,000 per vaccine, and up to $2,000,000 conditioned upon the granting of additional patents in the United States and Europe on the technology acquired.

          GRF Corporation (see Note 5) is conducting a Phase I clinical study testing the use of growth hormone releasing factor to treat osteoporosis. If this study is partially successful (as defined in the joint venture agreements), the Company must fund an additional study in order to maintain its equity interest. If either study is successful, the Company must invest or induce a third party to invest $15 million (less any funds expended in any additional study) in order to maintain the Company's equity interest and potentially increase its investment up to 40%. Interim data from the current study is insufficient to determine if and when additional funding may be required.

          The Company has and is engaged in negotiations of various contracts and license agreements with other parties regarding issues generally incidental to the normal course of business. While the outcome of these negotiations and the ultimate liability from these discussions is difficult to determine, in the opinion of management any additional liability will not have a material effect on the Company's financial position, liquidity, or results of operations.

          14.  CAPITALIZATION OF COMPANY

          Capital Stock - In the first quarter of 1994 the Company issued 2,589,100 shares in connection with a shelf offering. The offering raised net proceeds of $6,635,248 after deducting legal costs and other expenses associated with the offering.

          Stock Option and Purchase Plans - The Company has three stock option plans. A plan adopted in 1985 and amended in 1987 provides for non-qualified stock options and stock appreciation rights available only to non-employee consultants. A stock option plan adopted in 1989 provides the granting of incentive stock options to employees and non-qualified stock options, discounted stock options, restricted stock, deferred stock and stock appreciation rights to employees, officers, consultants and advisors. A stock award and option plan for directors was adopted November 19, 1991 and subsequently approved at the shareholders' annual meeting on May 19, 1992. The plan provides for the granting of incentive stock options, restricted stock, deferred stock and stock appreciation rights to directors. No stock appreciation rights or deferred stock had been granted through December 31, 1994.

          At December 31, 1994, 1,652,446 options were exercisable under the above-mentioned plans.

          The Company has reserved a total of 4,950,159 shares of common stock for issuance under all stock option and purchase plans at December 31, 1994.

          On November 19, 1991, the Company's Board of Directors approved a program, which was ratified by the Company's shareholders in 1992, to reserve an additional 3,000,000 shares of common stock for the 1989 stock option plan. Under this plan, some of the past and current executives of the Company were granted options by the Board of Directors in 1992 to purchase 180,000 shares of common stock at 75% of the fair market value at the date of the grant. The options will vest over a five-year period, but vesting may be accelerated upon the attainment of certain goals. During 1994 stock options with a deferred compensation balance totaling $449,134 were forfeited by employees who left the Company. In 1994 $160,253 of deferred compensation related to this program was amortized to expense.

          The above plans provide for the granting of options for an aggregate maximum of 5,814,000 shares of common stock and 2,100,000 stock appreciation rights. The price of the shares that may be purchased under the plans shall be determined by the Board of Directors, subject to certain limitations. Options granted during 1994 generally vest over two to three years. The right to grant options under each plan expires ten years after adoption. A summary of option activity for 1994 is as follows:

                                          Shares           Prices

          Balance, beginning of year   2,907,818           $1.00 to $16.44

          Options granted                619,000           $1.17 to $3.31

          Options rescinded or lapsed   (960,789)          $2.00 to $14.06

          Options exercised               (3,000)          $2.00

          Balance, end of year         2,563,029           $1.00 to $16.44


         On October 27, 1994, the Company's plan to institute a retention bonus plan for some of its employees was approved by the United States Bankruptcy Court for the District of Massachusetts. The plan called for bonuses to be paid in stock of the reorganized Company upon emergence from Chapter 11 reorganization. As of December 31, 1994, the Company had recorded compensation expense of $627,407 in connection with the plan.

         15.  EMPLOYEE BENEFITS PLAN

         The Company has a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees can participate, and the plan allows for a minimum deferral of 1% to a maximum deferral of 15% percent of plan compensation, as permitted by law or as limited by the plan administrator. Prior to the Chapter 11 filing, the Company matched 50% of the first 6% of an employee's compensation, if contributed to the plan. Any contributions made by the Company vest over a three-year period. The amount charged to operations for the plan was $93,250 in 1994. The Company suspended its matching contribution on the date of the Chapter 11 filing.

         16.  AGREEMENTS

         The Company has a comprehensive agreement with SmithKline Beecham p.l.c. ("SmithKline") which allows SmithKline to use the Company's proprietary Stimulon adjuvant ("QS-21") in numerous vaccines including hepatitis, lyme disease, human immunodeficiency virus (HIV), influenza and malaria. The agreement grants certain exclusive worldwide rights in some fields of use, and co-exclusive rights in others. The Company recognized $3,000,000 in license fees under this agreement during 1994. An additional payment of $3,500,000 was included in deferred revenue at December 31, 1994. The agreement calls for royalties to be paid by SmithKline on its future sales of licensed vaccines which include CBC's adjuvant. The Company will continue to receive funding from a collaborative arrangement with SmithKline through 1998.

         The Company has product development and supply agreements with Virbac S.A. ("Virbac") which covers the ongoing collaboration between Virbac and the Company relating to the following products: vaccines for the feline leukemia virus ("FeLV"), the feline immune deficiency virus ("FIV") and bovine mastitis. The Company recognized $1,061,200 in revenues under these agreements during 1994. Additional payments totaling $2,542,940 have been included in deferred revenue at December 31, 1994.

         As part of its program to develop, manufacture and market products for detection, prevention and treatment of human and animal infectious diseases, the Company has entered into various agreements with the National Institute of Health (NIH). Such agreements provide the Company with research and development funding through 1995, assuming, in certain cases, achievement of certain mutually defined milestones. Revenue recognized under these contracts amounted to $787,040 in 1994.

         17.  MAJOR CUSTOMERS

         Ortho Diagnostics Systems, Inc. (Ortho) is the Company's principal distributor for retroviral products, which include both screening and confirmatory tests. All of the Company's products marketed by Ortho are under a joint Cambridge Biotech / Ortho label. Sales to Ortho represented 32% of the Company's total revenue in 1994.

         SmithKline is the Company's principle source of research and development revenue. Revenues from SmithKline represented 14% of the Company's total revenue in 1994.

         18.  SEGMENT INFORMATION

         The Company operates in one industry segment consisting of the development, manufacturing and marketing of products for the detection, prevention, and treatment of infectious diseases in humans and animals. Export sales were approximately $3.7 million in 1994. The Company's subsidiary CAC operates in Europe and reported sales of $231,298 and net income of $1,435 in 1994.

         19.  SUBSEQUENT EVENTS

         On March 9, 1995, an Adversary Proceeding No. 95-4074 was commenced in the Bankruptcy Court, by Institut Pasteur and Genetic Systems Corporation alleging patent infringement and asking for damages and injunctive relief. The Company has filed an answer and counterclaim denying the plaintiffs' allegations and alleging a breach by Institut Pasteur of its license agreement with the Company.

         On September 1, 1995, the Bankruptcy Court issued a summary judgment upholding the Company's license under two patents issued to Institut Pasteur to commercialize diagnostic tests for the HIV-2 strain of the AIDS virus. The Bankruptcy Court also ruled that the Company's HIV-1 Western blot confirmatory test infringes a third patent issued to Institut Pasteur, and enjoined the Company from the manufacture and sale of the HIV-1 Western blot test. The Company has appealed the portion of the opinion relating to the patent covering the HIV-1 Western blot test, and the injunction has been stayed, pending further proceedings. The Plaintiffs have appealed the Bankruptcy Court's ruling with respect to the HIV-2. The Company is also seeking to obtain a license to the patent from Institut Pasteur. The HIV-1 Western blot test accounted for approximately 14% of the Company's product revenues in 1994. While the final outcome of these patent issues cannot be determined with certainty, if the Bankruptcy Court rulings are sustained, management believes that the outcome will not have a material adverse effect on the Company's results of operations or its financial position.

                                         Coopers
                                        & Lybrand

                               Independent Auditors' Report

         We have audited the accompanying consolidated balance sheet of Cambridge Biotech Corporation (debtor in possession, effective July 7,
         1994) as of December 31, 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Biotech Corporation as of December 31, 1994 and the consolidated results of its operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 13 to the consolidated financial statements, Cambridge Biotech Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 7, 1994, civil actions have been filed against the Company by certain shareholders, and the Company is subject to a Securities and Exchange Commission order directing private investigation. The civil actions against the Company have been temporarily stayed as a result of the Company's bankruptcy. Although the Company is currently operating its business as a debtor in possession under the jurisdiction of the Bankruptcy Court, the continuation of the Company's business as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court, and the final settlement of the shareholder litigation and the Securities and Exchange Commission order directing private investigation. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may be required in connection with restructuring the Company as it reorganizes under Chapter 11 of the United States Bankruptcy Code, and the final settlement of the shareholder litigation and the Securities and Exchange Commission order directing private investigation.


         October 4, 1995
         Boston, Massachusetts    /s/ Coopers & Lybrand, L.L.P.

                                                   2