Form 10-Q
period 1995-09-30
CAMBRIDGE BIOTECH CORP
filed 1996-03-28
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1995, June 30, 1995 and September 30, 1995
                                                 OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________.

                           Commission file number   0-12081

                            CAMBRIDGE BIOTECH CORPORATION
                (Exact name of registrant as specified in its charter)

                  Delaware                                  04-2726626
         (State or other jurisdiction of                 (I.R.S. employer
          incorporation or organization)                 identification No.)

          365 Plantation Street, Worcester, MA                01605
         (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code  (508) 797-5777
       _____________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)


       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes       No   X

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes       No

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

        26,057,006 shares of Common Stock Outstanding as of March 15, 1996

                  CAMBRIDGE BIOTECH CORPORATION
                           INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, June 30
         and September 30, 1995 and December 31, 1994             3

         Consolidated Statement of Operations for:

           Three months ended March 31, 1995 and 1994             4

           Three and Six Month Periods Ended
           June 30, 1995 and 1994                                 5

           Three and Nine Month Periods Ended
           September 30, 1995 and 1994                            6

         Consolidated Statement of Cash Flows for:

           Three month periods ended March 31, 1995 and 1994      7

           Six month periods ended June 30, 1995 and 1994         8

           Nine month periods ended September 30, 1995 and 1994   9

         Notes to Consolidated Interim Financial Statements      10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
-----------------------------------------------------------------------------
Item 1.  Consolidated Financial Statements

                          Cambridge Biotech Corporation
                             (Debtor-In-Possession)
                           Consolidated Balance Sheets
                                  (Unaudited)
(In Thousands)
Assets                             9/30/95     6/30/95    3/31/95   12/31/94
                                   -------     -------    -------   --------
Current Assets:
  Cash and cash equivalents         $6,152     $6,115     $6,694     $ 8,538
  Accounts receivable
   -trade (less allowance
    for doubtful accounts)           3,419      3,391      3,072       2,876
  Other receivables                     85         75         77          93
  Inventories                        4,101      3,881      3,743       3,966
  Prepaid expenses & other
    current assets                   1,387      1,235      1,199         835
                                     -----      -----      -----      ------
  Total Current Assets              15,144     14,697     14,785      16,308

Investments                            110        110        110         111
Property, plant, and equipment,
  net                                7,586      8,330      9,134       9,884
Patents and purchased
  technology, net                    1,339      1,634      1,812       2,094
Other assets                           106        106        107         106
                                     -----      -----      -----      ------
Total Assets                       $24,285    $24,877    $25,948      $28,503
                                    ======     ======     ======      =======
Liabilities & Shareholders'
Equity
Current Liabilities:
   Accounts payable                  1,126        867        798          524
   Accrued royalties                   862        832        533          373
   Accrued professional fees         1,053        901        839          523
   Accrued incentive
     compensation                    1,485      1,500      1,010          627
   Accrued restruc-
     turing costs                      275        366        372          378
   Other accrued expenses            2,132        964        759          907
   Deferred revenue                  1,339      2,232      3,126        4,090
                                     -----      -----      -----        -----
    Total Current Liabilities        8,272      7,662      7,437        7,422

   Deferred Revenue                  2,460      2,521      2,594        2,699

   Liabilities subject to
    Chapter 11 proceedings           9,917      9,913      9,927        9,714
                                     -----      ------     -----        -----
    Total Liabilities               20,649     20,096     19,958       19,835

    Minority Interest                    6          5          3            0

    Shareholders'Equity
       Preferred Stock, par value
       $.01 per share authorized,
       5,000,000 shares, none issued     0          0          0            0
      Common stock, par value
       $.01 per share authorized,
       40,000,000 shares, issued
       26,057,006 shares               261        261        261          261
      Additional paid in
        capital                    120,211    120,211    120,211      120,211
      Unearned compensation           (138)      (138)      (162)        (187)
      Deficit                     (116,704)  (115,558)  (114,323)    (111,617)
                                   -------    -------    -------      -------
    Total Shareholders'Equity        3,630      4,776      5,987        8,668
                                     -----      -----      -----        -----
    Total Liabilities and
      Shareholder's Equity         $24,285    $24,877    $25,948      $28,503
                                    ======     ======     ======      ========

   --------------------------------------------------------------------------
                         Cambridge Biotech Corporation
                            (Debtor-In-Possession)
                      Consolidated Statement of Operations
                                 (Unaudited)

(In Thousands, except per share amount)

                                      Three Months Ended March 31

                                          1995        1994
Revenue:                                  ----        ----
 Product sales                           $4,210      $4,085
 Research & development                   1,208       1,006
 Royalties                                  430         238
                                          -----       -----
                                          5,848       5,329

Cost and expenses:
 Cost of sales                            4,158       3,729
 Research & development                   1,679       1,416
 Sales, general &
   administrative                         2,617       2,801
                                          -----       -----
                                          8,454       7,946
Other:
 Interest and other income
   net of interest expense                   69          44
                                         ------       -----
Loss from continuing
   operations before
   reorganization items
   and income tax benefit                (2,537)     (2,573)

Reorganization items:
 Professional fees                         (273)          0
 Interest earned on
   accumulated cash
   resulting from Chapter
   11 proceedings                           108           0
                                           -----        ----
Total reorganization items                 (165)          0

Loss from continuing                       -----        ----
 operations before income
 tax benefit                             (2,702)     (2,573)

Income tax benefit/(expense)                 (1)         79
                                           -----      -----
Loss before minority interest            (2,703)     (2,494)

Minority Interest                            (2)          0
                                           -----      -----
Loss from continuing
operations                               (2,705)     (2,494)

Discontinued operations:
   Loss from operations                       0      (1,009)
                                           -----      -----
Net Loss                                ($2,705)   ($ 3,503)
                                         ======      =======
Net loss per weighted average
 number of common shares:
  Continuing operations                  ($0.10)     ($0.10)
  Discontinued operations                 $0.00      ($0.04)
                                          -----       -----
   Net Loss per share                    ($0.10)     ($0.14)
                                          =====       =====
Weighted average number of
   common shares outstanding             26,057      25,262
                                         ======      ======
-----------------------------------------------------------------------------
                         Cambridge Biotech Corporation
                            (Debtor-In-Possession)
                      Consolidated Statement of Operations
                                 (Unaudited)

(In Thousands except per share amount)

                            3 Months Ended June 30   6 Months Ended June 30
                            ----------------------   ----------------------
                               1995        1994        1995        1994
Revenue:                       ----        ----        ----        ----
 Product sales                $5,077      $4,123     $ 9,287     $ 8,209
 Research & development        1,142       1,057       2,350       2,062
 Royalties                       478         219         908         457
                               -----       -----      ------      ------
                               6,697       5,399      12,545      10,728
Cost and expenses:
 Cost of sales                 3,900       3,332       8,059       7,061
 Research & development        1,326       1,406       3,006       2,823
 Sales, general &
  administrative               2,586       3,319       5,201       6,119
                               -----       -----       -----       -----
                               7,812       8,057      16,266      16,003
Other:
 Interest and other income
   net of interest expense       119          38         188          83
                              ------       -----      ------      -------
Loss from continuing
   operations before
   reorganization items
   and income tax benefit       (996)     (2,620)     (3,533)     (5,192)

Reorganization items:
 Professional fees              (336)          0        (609)          0
 Interest earned on
   accumulated cash
   resulting from Chapter
   11 proceedings                100           0         208           0
                                -----        ----      ------       -----
Total reorganization items      (236)          0        (401)          0

Loss from continuing            -----        ----      ------       -----
 operations before income
 tax benefit                  (1,232)     (2,620)     (3,934)     (5,192)

Income tax benefit/(expense)      (1)        120          (2)        199
                                -----      -----       -----       -----
Loss before minority interest (1,233)     (2,500)     (3,936)     (4,993)

Minority Interest                 (2)          0          (4)          0
                                -----      -----       -----       -----
Loss from continuing
operations                    (1,235)     (2,500)     (3,940)     (4,993)

Discontinued operations:
   Loss from operations            0        (895)          0      (1,905)
                                -----      -----       -----       -----
Net Loss                     ($1,235)   ($ 3,395)    ($3,940)   ($ 6,898)
                              ======     ========     =======    =======

Net loss per weighted average
 number of common shares:
  Continuing operations       ($0.05)     ($0.09)     ($0.15)     ($0.19)
  Discontinued operations      $0.00      ($0.04)       0.00      ($0.08)
                               -----       -----       -----       -----
   Net Loss per share         ($0.05)     ($0.13)     ($0.15)     ($0.27)
                               =====       =====       =====       =====
Weighted average number of
   common shares outstanding  26,057      26,057      26,057      25,859
                              ======      ======      ======      ======

-----------------------------------------------------------------------------
                         Cambridge Biotech Corporation
                            (Debtor-In-Possession)
                      Consolidated Statement of Operations
                                 (Unaudited)

(In Thousands, except per share amount)

                            3 Months Ended Sept.30    9 Months Ended Sept.30
                            ----------------------    ----------------------
                               1995        1994         1995        1994
Revenue:                       ----        ----         ----        ----
 Product sales                $5,458      $4,879      $14,745     $13,087
 Research & development        1,416       1,116        3,766       3,178
 Royalties                       435         321        1,343         778
                               -----       -----       ------      ------
                               7,309       6,316       19,854      17,043

Cost and expenses:
 Cost of sales                 4,015       3,715       12,074      10,776
 Research & development        1,999       1,331        5,004       4,154
 Sales, general &
   administrative              2,283       2,003        7,485       8,122
 Loss on impairment of
   assets                          0       2,880            0       2,880
                               -----       -----        -----       -----
                               8,297       9,929       24,563      25,932
Other:
 Interest and other income
   net of interest expense       104        (486)         292        (402)
                              ------       -----       ------      -------
Loss from continuing
   operations before
   reorganization items
   and income tax benefit       (884)     (4,099)      (4,417)     (9,291)

Reorganization items:
 Professional fees              (343)       (339)        (952)       (339)
 Provision for rejected
   executory contracts             0        (358)           0        (358)
 Interest earned on
   accumulated cash
   resulting from Chapter
   11 proceedings                 84          30          291          30
                                -----        ----       ------       -----
Total reorganization items      (259)       (667)        (661)       (667)
                                -----        ----       ------       -----
Loss from continuing operations
   before income tax benefit  (1,143)     (4,766)      (5,078)     (9,958)

Income tax benefit/(expense)      (1)          0           (3)        199
                                -----      -----        -----       -----
Loss before minority interest (1,144)     (4,766)      (5,081)     (9,759)

Minority Interest                 (2)          0           (5)          0
                                -----      -----        -----       -----
Loss from continuing
operations                    (1,146)     (4,766)      (5,086)     (9,759)

Discontinued operations:
   Loss from operations            0        (357)           0      (2,262)
   Loss on disposal                0      (7,482)           0      (7,482)
                               -----        -----        -----      -----

Net Loss                     ($1,146)   ($12,605)     ($5,086)   ($19,503)
                               =====     ========       =====      ======

Net loss per weighted average
 number of common shares:
  Continuing operations       ($0.04)     ($0.18)      ($0.20)     ($0.37)
  Discontinued operations      $0.00      ($0.30)        0.00      ($0.38)
                               -----       -----        -----       -----
   Net Loss per share         ($0.04)     ($0.48)      ($0.20)     ($0.75)
                               =====       =====        =====       =====
Weighted average number of
   common shares outstanding  26,057      26,057       26,057      25,859
                              ======      ======       ======      ======

---------------------------------------------------------------------------
                        Cambridge Biotech Corporation
                           (Debtor-In-Possession)
                     Consolidated Statement of Cash Flows
               For the three months ended March 31, 1995 and 1994
                                 (Unaudited)

(In Thousands)                           1995              1994
                                         ----              ----
Cash Flows From Operating
 Activities:
  Net Loss                              ($2,705)         ($3,503)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and
     amortization                         1,199              871
    Compensation expense
     recognized                              24               68
    Loss/(gain) on sale of
     property,plant,and
     equipment                                0              (63)
    Loss on disposition and
     write down of investments                1                0
    Changes in assets and
     liabilities, net of
     effects of disposed
     businesses:
      Accounts and other
       receivables                         (181)           1,525
      Inventories                           223              675
      Deferred revenue                   (1,068)          (1,033)
    Prepaid and other
      current assets                       (363)              13
    Accounts payable and
      other accrued expenses              1,198           (1,044)
    Accrued restructuring
      charges                                (6)            (154)
   Other noncurrent assets
      and liabilities                        (1)              68
    Minority interest                         3                0
    Discontinued operations-
      non cash and working
      capital changes                         0             (107)
                                       ---------        -----------
    Net cash used by operating
      activities                         (1,676)          (2,684)

  Cash Flows From Investing
    Activities:
    Proceeds from sale of
     marketable securities                    0            2,121
    Purchases of property,
     plant, and equipment                  (143)            (153)
    Patents & purchased
     technology                             (24)            (100)
                                        --------          ---------
       Net cash (used)/provided
         by investing activities           (167)           1,868
  Cash Flows from Financing
    Activities:
       Issuance of common stock               0            6,832
       Payment on long-term
         obligations                         (1)            (293)
                                        ---------        ----------
      Net cash provided/(used)
        by financing activities              (1)           6,539
                                        ---------        ---------
 Net increase(decrease) in cash
  and cash equivalents                   (1,844)           5,723

 Cash and cash equivalents at
  the beginning of the year               8,538              884
                                       ---------         ---------
 Cash and cash equivalents at
  the end of the period                  $6,694           $6,607
                                       =========         =========
Supplemental disclosures:
Income taxes (refunded)                      $0           ($142)
                                       =========         ==========
Interest paid                                $0            $121
                                       =========         ==========

-----------------------------------------------------------------------------
                        Cambridge Biotech Corporation
                           (Debtor-In-Possession)
                     Consolidated Statement of Cash Flows
                For the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                1995            1994
                                                ----            ----
Cash Flows From Operating
 Activities:
  Net Loss                                    ($3,940)        ($6,898)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and
     amortization                               2,478           1,763
    Compensation expense
     recognized                                    49             135
    Loss/(gain) on sale of
     property,plant,and
     equipment                                      0            (126)
    Changes in assets and
     liabilities, net of
     effects of disposed
     businesses:
      Accounts and other
       receivables                               (498)          2,052
      Inventories                                  85             487
      Deferred revenue                         (2,035)         (2,072)
    Prepaid and other
      current assets                             (399)            144
    Accounts payable and
      other accrued expenses                    2,310            (796)
    Accrued restructuring
      charges                                     (12)           (249)
   Other noncurrent assets
      and liabilities                              (1)             38
    Minority interest                               5               0
    Discontinued operations-
      non cash and working
      capital changes                               0              99
                                               ---------      -----------
    Net cash used by operating
      activities                               (1,958)         (5,423)

  Cash Flows from Investing
    Activities:
    Proceeds from sale of
     marketable securities                          0           2,426
    Purchases of property,
     plant, and equipment                        (311)           (248)
    Patents & purchased
     technology                                  (152)           (150)
                                                --------       ---------
       Net cash (used)/provided
       by investing activities                   (463)          2,028
  Cash Flows from Financing
       Activities:
       Issuance of common stock                     0           6,796
       Payment on long-term
         obligations                               (2)           (626)
                                                --------      ----------
      Net cash provided/(used)
        by financing activities                    (2)          6,170
                                                --------      ---------
 Net increase(decrease) in cash
  and cash equivalents                         (2,423)          2,775

 Cash and cash equivalents at
  the beginning of the year                     8,538             884
                                               ---------      ---------
 Cash and cash equivalents at
  the end of the period                        $6,115          $3,659
                                               =========      =========
Supplemental disclosures:
Income taxes (refunded)                            $0           ($142)
                                               =========      ==========
Interest paid                                      $0            $218
                                               =========      ==========

----------------------------------------------------------------------------
                         Cambridge Biotech Corporation
                           (Debtor-In-Possession)
                     Consolidated Statement of Cash Flows
             For the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                         1995                1994
                                         ----                ----
Cash Flows from Operating
 Activities:
  Net Loss                             ($5,086)           ($19,503)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and
     amortization                        3,620               2,960
    Compensation expense
     recognized                             49                 136
    Loss/(gain) on sale of
     property,plant,and
     equipment                               0                  55
    Loss from impairment of
     assets                                  0               2,880
    Loss on disposal of
     discontinued operations                 0               7,482
    Loss on disposition and
     write down of investments               0                 250
    Changes in assets and
     liabilities, net of
     effects of disposed
     businesses:
      Accounts and other
       receivables                         (536)              (402)
      Inventories                          (135)             1,098
      Deferred revenue                   (2,990)            (3,238)
    Prepaid and other
      current assets                       (552)              (192)
    Accounts payable and
      other accrued expenses              3,910                (10)
    Accrued restructuring
      charges                              (103)              (330)
    Other noncurrent assets
      and liabilities                        (1)                17
    Minority interest                         6                  0
    Discontinued operations-
      non cash and working
      capital changes                         0              2,413
                                       ---------           -----------
    Net cash used by operating
      activities                         (1,818)            (6,384)

  Cash Flows from Investing
    Activities:
    Proceeds from sale of
     marketable securities                    0              3,907
    Purchases of property,
     plant, and equipment                  (394)            (2,106)
    Proceeds from sale of
     property, plant, and
     equipment                                0                 80
    Proceeds from collection
     of note receivable                       0              1,000
    Patents & purchased
     technology                            (171)              (152)
    Financing activities of
     discontinued operations                  0                 31
                                        --------            ---------
       Net cash (used)/provided
        by investing activities            (565)             2,760
  Cash Flows from Financing
    Activities:
       Issuance of common stock               0              6,831
       Payment on long-term
         obligations                         (3)            (1,376)
                                        ---------          ----------
      Net cash provided/(used)
        by financing activities              (3)             5,455
    Effect of exchange rate
      changes on cash and cash
      equivalents                             0                 31
                                        ---------           ---------
 Net increase(decrease) in cash
  and cash equivalents                   (2,386)             1,862

 Cash and cash equivalents at
  the beginning of the year               8,538                884
                                       ---------            ---------
 Cash and cash equivalents at
  the end of the period                  $6,152             $2,746
                                       =========            =========
Supplemental disclosures:
Income taxes (refunded)                      $0              ($142)
                                       =========            ==========
Interest paid/(refunded)                    ($7)              $250
                                       =========            ==========

----------------------------------------------------------------------------
                          CAMBRIDGE BIOTECH CORPORATION
                NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The accompanying consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1994, which are contained in the Company's Annual Report on Form 10-K A No 2. for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

2.  Inventories:

    Inventories consist of the following:              (000'S)

                                9/30/95     6/30/95      3/31/95    12/31/94
                                -------     -------      -------    --------
    Finished goods             $    776    $    792     $    698    $   559
    Work in process               2,627       2,444        2,423      2,736
    Raw materials & supplies        698         645          622        671
                                -------     -------      --------   -------
                               $  4,101    $  3,881     $  3,743    $ 3,966
                                =======     =======      ========   =======
-----------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
-------
The Company filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on July 7, 1994 and is managing its assets and operating its businesses as a debtor in possession pursuant to a voluntary petition filed in the United States Bankruptcy Court for the District of Massachusetts, Western Division. Since the Chapter 11 filing, management has spent considerable time reviewing the Company's strategic direction, as well as specific products and programs. It has sold or disposed of certain assets and operations of the Company which did not fit within the business plan for reorganizing the Company. The Company is also considering a possible sale of the Company's diagnostic division or portions thereof. Any potential sale must be approved by the Bankruptcy Court.

On March 30, 1994, the Company's former independent accountants, who resigned from their engagement to audit the Company's 1993 financial statements, withdrew their opinion on the Company's 1992 financial statements, and raised concerns over certain transactions that had come to their attention. The Company's board of directors appointed a special committee of two outside directors which was assisted by special counsel to conduct an investigation which confirmed the existence of several transactions which did not appear to be bona fide or which were incorrectly recognizing revenue. On May 9, 1994, the Company announced that it had replaced its Chief Executive Officer and that two of its other officers had resigned. In April 1995, the Company elected Alison Taunton-Rigby, Ph.D. as its new President and Chief Executive Officer.

The Securities and Exchange Commission ("SEC") on July 22, 1994 issued an Order Directing Private Investigation pertaining to the Company's financial statements, its public filings and the offerings of its securities. On September 21, 1995, the Company received a subpoena issued by the United States District Court, District of Massachusetts for documents to be presented to the Grand Jury. The Company believes the United States Attorney is conducting an investigation similar to that of the SEC. The Company is cooperating fully with both of the investigations.

Effective June 9, 1994, the Company's stock was de-listed by the National Association of Securities Dealers (NASD) due to the Company's failure to comply with NASD's listing requirements as a result of its inability to provide audited financial statements.
-----------------------------------------------------------------------------
Results of Operations
---------------------
Three Months Ended March 31, 1995 and 1994

Revenues were $5,848,000 in the three months ended March 31, 1995 compared to $5,329,000 in the same period in 1994, (a 10% increase).

Product sales increased to $4,210,000 in the first quarter of 1995 from $4,085,000 for the same period in 1994. 1995 sales include the consolidation of the Company's subsidiary, Cambridge Affiliated Corporation ("CAC"), of which the Company owns 51%. CAC, which was established in the fourth quarter of 1994, had product sales of $585,000 in the first three months of 1995. Other product sales of $3,625,000 in the first quarter of 1995 were less than the same period in 1994 due to production problems which delayed shipments.

Research and Development ("R&D") revenues increased to $1,208,000 in the first quarter of 1995 from $1,006,000 for the same period in 1994. The increase is primarily attributable to increased license payments from a large pharmaceutical partner.

Royalty revenue increased to $430,000 in the first quarter of 1995 from $238,000 for the same period in 1994. The royalty increase was primarily the result of a partner exercising an option to obtain a license for one of the Company's products.

Cost of products sold as a percentage of product sales was 99% for the three months ended March 31, 1995 compared to 91% for the same period in 1994. Production difficulties on certain products in the first quarter of 1995 resulted in significantly greater costs.

Research and development expenses increased to $1,679,000 in the first quarter of 1995 from $1,416,000 for the same period in 1994 due to certain contract obligations recorded.

Selling, general and administrative expenses decreased to $2,617,000 in the first quarter of 1995 from $2,801,000 for the same period in 1994. The decrease is primarily the result of the reduction in personnel.

Chapter 11 related professional fees and interest earned on accumulated cash for the three months ended March 31, 1995 were $273,000 and $108,000, respectively.

On July 21, 1994 the Company's wholly-owned subsidiary, Cambridge Biotech Ltd. (CBL) filed for protection of the Irish High Court. As of that date the Company recorded CBL results as a discontinued operations and prior quarters have been restated to reflect that occurrence. The first quarter of 1994 reflected a $1,009,000 discontinued operations loss.

As a result of the above, the Company lost $2,705,000 or $0.10 per share in the first quarter of 1995, as compared to a loss of $2,494,000 or $0.10 per share from continuing operations and a net loss of $3,503,000 or $0.14 per share including the loss from discontinued operations for the same period in 1994.
-------------------------------------------------------------------------------
Three and six months ended June 30, 1995 and 1994

Revenues were $6,697,000 in the three months ended June 30, 1995 compared to $5,399,000 in the same period in 1994, (a 24% increase). Revenues for the six months ended June 30, 1995 were $12,545,000 compared to $10,728,000 in the same period in 1994, (a 17% increase).

Product sales increased to $5,077,000 in the second quarter of 1995 from $4,123,000 for the same period in 1994. Product sales for the first six months of 1995 increased to $9,287,000 from $8,209,000 for the same period in 1994. These increases were due primarily to the previously mentioned consolidation of the Company's subsidiary, CAC. CAC 1995 sales for the three and six months ended June 30, 1995 were $617,000 and $1,202,000, respectively.

Research and Development ("R&D") revenues increased to $1,142,000 in the second quarter of 1995 from $1,057,000 for the same period in 1994. R&D revenue for the first six months of 1995 increased to $2,350,000 from $2,062,000 for the same period in 1994. The R&D revenue increase is due principally to the previously mentioned increase in license payments from a large pharmaceutical partner which is recognized evenly over the course of the year.

Royalty revenue increased to $478,000 in the second quarter of 1995 from $219,000 for the same period in 1994. Royalty revenue for the first six months of 1995 increased to $908,000 from $457,000 for the same period in 1994. The six month royalty increase was primarily the result of the previously mentioned partner exercising an option to obtain a license for one of the Company's products.

Cost of products sold as a percentage of product sales was 77% for the three months ended June 30, 1995 compared to 81% for the same period in 1994. For the six months ended June 30, 1995 and 1994, the cost of products sold as a percentage of product sales was 87% and 86%, respectively. Efficiency improvements in the Rockville, Maryland facility in the second quarter of 1995 compared to 1994 resulted in a reduction in the cost of products manufactured.

Research and development expenses decreased to $1,326,000 in the second quarter of 1995 from $1,406,000 for the same period in 1994 due to the timing of expenditures. For the first six months of 1995 compared to the same period in 1994, research and development expenses were $3,006,000 and $2,823,000, respectively.

Selling, general and administrative expenses decreased to $2,586,000 in the second quarter of 1995 from $3,319,000 for the same period in 1994. For the first six months of 1995, selling, general and admin-istrative expenses decreased to $5,201,000 from $6,119,000 for the same period in 1994. The decrease in the second quarter of 1995 compared to the same period in 1994 is due primarily to pre-Chapter 11 filing professional fees incurred in 1994 as well as the reduction in personnel in 1995.

In the second quarter of 1995, other income was $119,000 compared to other income of $38,000 in the second quarter of 1994. Other income for the first six months of 1995 was $188,000 compared to other income of $83,000 in 1994. Other income is net of interest expense. The 1995 increase in other income was primarily due to the suspension of interest accruals on principally all debt incurred prior to the Chapter 11 filing.

Chapter 11 related professional fees for the quarter and six months ended June 30, 1995 were $336,000 and $609,000 respectively. Interest earned on accumulated cash for the quarter and six months ended June 30, 1995 was $100,000 and $208,000 respectively.

The losses from the previously mentioned discontinued operations of CBL and CBIC for the three and six months ended June 30, 1994 were $895,000 and $1,905,000 respectively.

As a result of the above, the Company lost $1,235,000 or $0.05 per share in the second quarter of 1995, as compared to a loss of $2,500,000 or $0.09 per share from continuing operations and a net loss of $3,395,000 or $0.13 per share including the loss from discontinued operations for the same period in 1994. For the first six months of the year, the Company lost $3,940,000 or $0.15 per share compared to a loss of $4,993,000 or $0.19 per share from continuing operations and a net loss of $6,898,000 or $0.27 per share including the loss from discontinued operations for the same period in 1994.
-----------------------------------------------------------------------------
Three and nine months ended September 30, 1995 and 1994

Revenues were $7,309,000 in the three months ended September 30, 1995 compared to $6,316,000 in the same period in 1994, (a 16% increase). Revenues for the nine months ended September 30, 1995 were $19,854,000 compared to $17,043,000 in the same period in 1994, (a 16% increase).

Product sales increased to $5,458,000 in the third quarter of 1995 from $4,879,000 for the same period in 1994. Product sales for the first nine months of 1995 increased to $14,745,000 from $13,087,000 for the same period in 1994. These increases were due primarily to the previously mentioned consolidation of CAC. CAC 1995 sales for the three and nine months ended September 30, 1995 were $604,000 and $1,806,000, respectively. Other product sales in the third quarter of 1995 compared to 1994 were virtually the same.

Research and Development ("R&D") revenues increased to $1,416,000 in the third quarter of 1995 from $1,116,000 for the same period in 1994. R&D revenue for the first nine months of 1995 increased to $3,766,000 from $3,178,000 for the same period in 1994. The increase is due primarily to a milestone payment earned in the third quarter of 1995 from a corporate partner and the increased license payment from a large pharmaceutical company previously mentioned. The Company recognized $2,625,000 and $2,250,000 of payments from this partner as revenue for the nine months ended
September 30, 1995 and 1994, respectively.

Royalty revenue increased to $435,000 in the third quarter of 1995 from $321,000 for the same period in 1994. Royalty revenue for the first nine months of 1995 increased to $1,343,000 from $778,000 for the same period in 1994. The royalty revenue increase for the nine months of 1995 was primarily the result of the previously mentioned partner's exercise of an option to obtain a product license.

Cost of products sold as a percentage of product sales was 74% for the three months ended September 30, 1995 compared to 76% for the same period in 1994. For the nine months ended September 30, 1995 and 1994, the cost of products sold as a percentage of product sales was 82%. The more favorable margin in the third quarter 1995 compared to the same period in 1994 was primarily due to product mix changes.

Research and development expenses increased to $1,999,000 in the third quarter of 1995 from $1,331,000 for the same period in 1994. For the first nine months of 1995, research and development expenses increased to $5,004,000 from $4,154,000 for the same period in 1994. The increase is primarily attributable to a milestone obligation recorded in the third quarter of 1995 resulting from the issuance of additional patents on technology licensed by the Company.

Selling, general and administrative expenses, increased to $2,283,000 in the third quarter of 1995 from $2,003,000 for the same period in 1994 due to a timing in expenditures. For the first nine months of 1995, selling, general and administrative expenses decreased to $7,485,000 from $8,122,000 for the same period in 1994 primarily because of reduced personnel costs.

As a result of the Company filing on July 7, 1994 for reorganization under Chapter 11, the Company re-evaluated its long-lived assets based upon undiscounted future cash flows and stated them at net realizable value in accordance with Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the third quarter of 1994, the Company recognized a loss on impairment of long-lived assets in the amount of $2,880,000 representing $1,735,000 of purchased technology and $1,145,000 on its property and plant in Rockville, Maryland.

In the third quarter of 1995, net other income was $104,000 compared to net other expenses of $486,000 in the third quarter of 1994. Net other income for the first nine months of 1995 was $292,000 compared to net other expense of $402,000 in 1994. In the third quarter of 1994 the Company recorded a valuation adjustment of $250,000 to an investment and recorded an $180,000 loss on a sale/leaseback arrangement.

In the third quarter of 1994, the Company filed for Chapter 11 protection. Related professional fees incurred in the third quarter of 1995 were $343,000 compared to $339,000 for the same period in 1994. For the first nine months of 1995, these professional fees were $952,000 compared to $339,000 for the same period in 1994. In the third quarter of 1994, a provision for rejected executory contracts in the amount of $358,000 was established. Interest earned on accumulated cash increased to $84,000 in the third quarter of 1995 from $30,000 for the same period in 1994. For the first nine months of 1995 interest earned increased to $291,000 from $30,000 for the same period in 1994.

On July 21, 1994 the Company's wholly-owned subsidiary, Cambridge Biotech Ltd. (CBL) filed for protection of the Irish High Court. Subsequently the Company sold its interest in CBL for a nominal amount and received $2,083,000 in cash for the transfer of certain technology pertaining to products manufactured at the Irish facility. The Company recorded a loss of $6,963,000 on the sale of the discontinued operations. Effective with the disposal of CBL, the Company also wrote off registration rights and distribution contracts which were recorded by the Company's subsidiary, Cambridge Biotech International Corporation (CBIC). The loss on disposal of these assets was $519,000. Additionally the Company recorded a discontinued operations loss for CBIC of $133,000. The combined losses from the two discontinued operations was $357,000 and $2,262,000 for the three and nine months ended September 30, 1994 respectively. The combined loss on disposal was $7,482,000.

As a result of the above, the Company lost $1,146,000 or $0.04 per share in the third quarter of 1995, as compared to a loss of $4,766,000 or $0.18 per share from continuing operations and a net loss of $12,605,000 or $0.48 per share including the loss from discontinued operations for the same period in 1994. For the first nine months of the year, the Company lost $5,086,000 or $0.20 per share compared to a loss of $9,759,000 or $0.37 per share from continuing operations and a net loss of $19,503,000 or $0.75 cents per share including the loss from discontinued operations for the same period in 1994.
------------------------------------------------------------------------------
Liquidity and Capital Resources
-------------------------------
The Company's ability to fund its long term operations beyond 1995 is dependent on several factors including the sale of the Company's diagnostics business and/or the formulation and confirmation of a viable plan of reorganization and the Company's ability to attract funding through additional public or private financing or collaborative arrangements. There can be no assurances that adequate operating funds will be generated through the sale of the diagnostics business or that additional funding can be obtained on acceptable terms.

Cash and cash equivalents were $6,694,000, $6,115,000 and $6,152,000 at March 31, June 30, and September 30, 1995, respectively, compared to $8,538,000 at December 31, 1994.

The net cash used in operating activities was $1,676,000, $1,958,000 and $1,818,000 for the three, six and nine months ended March 31, June 30, and September 30, 1995, respectively as compared to $2,684,000, $5,423,000, and $6,384,000 for the same periods in 1994. The primary non-cash items were depreciation and amortization of $3,620,000 and $2,960,000 for the nine months ended September 30, 1995 and 1994, respectively, and losses from asset impairment and on discontinued operations of $2,880,000 and $7,482,000, respectively, for the nine months ended September 30, 1994. License payments from a large pharmaceutical company were received in the fourth quarter of 1994 and in 1993 for the subsequent year, which was the primary reason for the reduction in deferred revenue in each period. Accounts payable and accrued expenses increased in 1995 due to patent related milestone obligations previously mentioned, employee retention bonus and timing of expenditures.

The Company's investing activities used cash of $167,000, $463,000 and $565,000 for the three, six and nine months ended March 31, June 30, and September 30, 1995, respectively, compared to providing cash of $1,868,000, $2,028,000 and $2,760,000 for the same periods in 1994. For the nine months ended September 30, 1994, the Company sold marketable securities totaling $3,907,000, of which $1,026,000 was pledged as collateral under a sale/leaseback arrangement and the Company invested $2,106,000 in property, plant, and equipment, $1,026,000 of which was used to repurchase the equipment under the above mentioned sale/leaseback.

The Company's 1994 financing activities provided cash of $6,539,000, $6,170,000 and $5,455,000 for the three, six, and nine months ended
March 31, June 30, and September 30, 1994, respectively, primarily as a result of raising $6,635,000 in the sale of its stock in the first quarter of 1994 and repaying $1,377,000 on long-term obligations primarily in the third quarter of 1994. In the future, the Company will seek additional funding through additional public or private financing, and collaborative arrangements and dispositions of portions of the business. The Company presently is seeking to sell the diagnostics division or portions thereof as a source of funds.

The Company had total working capital of $7,348,000, $7,035,000 and $6,872,000 and current ratios of 1.99, 1.92 and 1.83 to 1 at March 31, June 30, and September 30, 1995, respectively, compared to $8,886,000 and
2.20 to 1 at December 31, 1994. However, the Company has approximately $9,900,000 in liabilities subject to Chapter 11 proceedings and if all of these liabilities were considered current liabilities, the current ratios would have been 0.85, 0.84, and 0.83 to 1 at March 31, June 30 and
September 30, 1995, respectively, compared to 0.95 to 1 at December 31, 1994.

In a Chapter 11 case, substantially all liabilities as of the date of filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the creditors and equity security holders and approved by the Bankruptcy Court. The Company continues to manage its affairs and operate its business as a debtor in possession, subject to the supervision of the Bankruptcy Court while the case is pending. In the event a plan of reorganization is approved by the Bankruptcy Court, continuation of the business after reorganization is dependent upon the success of future operations and the Company's ability to meet obligations as they become due. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. The financial statements do not give effect to adjustments to the carrying value of assets, or amounts and reclassification of liabilities that might be necessary as a consequence of these bankruptcy proceedings.
The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations, and the ability of the Company to generate sufficient cash from operations and financing sources to meet its obligations.

























                            PART II - OTHER INFORMATION


        Item 1.  Legal Proceedings

             On January 3, 1990, the Company instituted suit in the United States District Court, District of Connecticut, against MicroGeneSys, Inc., and three individual defendants alleging that defendants were infringing United States Patent No. 4,725,669, to which the Company holds an exclusive license. The Company sought an injunction requiring that MicroGeneSys cease infringing the patent by making diagnostic and research products, and requiring MicroGeneSys to take a license to make vaccines and drugs. The defendants counterclaimed asserting inter alia that the '669 patent was not infringed, being either invalid and/or not enforceable and that the Company was interfering with business advantage and committing unfair trade practices. The Company and the defendants have entered into a settlement agreement in which the defendants acknowledge that the manufacture, use, or sale of certain of MicroGeneSys' current products infringe the '669 patent. Simultaneously with the execution of the settlement agreement, the Company and MicroGeneSys entered into a license agreement giving MicroGeneSys a non-exclusive, worldwide license under the '669 patent in certain fields, for which the Company will receive a license fee and royalties on the sale of licensed products. The settlement agreement is subject to approval by the District Court and the Bankruptcy Court.

             In November 1993, five civil actions were commenced in the U.S. District Court, District of Massachusetts, against CBC, certain of its officers ("Individual Defendants"), and in three cases, against the Company's former auditor. The claim against the auditors was dismissed without prejudice. The actions were instituted by persons alleging to be shareholders of CBC and to be representative of a class of shareholders claiming damages resulting from alleged violations of securities laws by the Company and Individual Defendants in connection with the 1992 results of CBC and the restatement thereof. The five actions, along with a sixth action filed in the U.S. District Court, Southern District of New York in June 1994, were consolidated under the caption In Re: Cambridge Biotech Corporation Securities Litigation, Civil Action No. 93-12486-REK. The class comprises purchasers of the Company's common stock during the period February 28, 1992, through and including May 9, 1994. The Company has successfully negotiated (i) a settlement agreement among the class; National Union, the issuer of the Company's directors and officers indemnity policy; the Individual Defendants, and the directors and officers of the Company, and (ii) a second settlement agreement among the class, the Individual Defendants substantially all of the Company's directors and officers, and the Company. Generally, pursuant to these settlements, the class will receive approximately 25% of the shares to be issued in the reorganized Company upon its emergence from Chapter 11, 90% of any net recoveries by the class against the Company's former auditors (with the Company to receive the other 10% thereof), and $1,050,000 previously paid into escrow by National Union. These agreements preliminarily have been approved by the United States District Court and will be incorporated into the Company's plan of reorganization. The settlement is subject to the confirmation of a plan of reorganization by the U.S. Bankruptcy Court.

             On July 7, 1994, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code and is a debtor in possession pursuant to a voluntary petition filed in the United States Bankruptcy Court for the District of Massachusetts, Western Division, Case Number 94-43054-JFQ.

             In July of 1994, the Securities and Exchange Commission issued an Order Directing Private Investigation (In the matter of Cambridge Biotech Corporation, United States of America Before the Securities and Exchange Commission, File No. B-1238), investigating matters pertaining to CBC's financial statements, its public filings, and its offerings of its securities. CBC is cooperating fully with the investigation, which is ongoing. The Department of Justice is conducting its own independent investigation, which the Company believes is focusing on matters similar to the investigation of the SEC. CBC is cooperating in the investigation and has been informed informally by the U.S. Attorney's Office that no present officer or director is a target of the investigation.

             In March 1995, Institut Pasteur and Genetic Systems Corporation brought a patent infringement action against the Company with respect to two HIV-2 related patents licensed to the Company, and a third patent related to HIV-1. CBC filed an answer and counterclaim denying the plaintiff's allegations and seeking a declaration of CBC's license rights to the two HIV-2 patents. On September 1, 1995, the Bankruptcy Court issued summary judgment upholding CBC's license under two license agreements with Pasteur to the HIV-2 patents. The Court also ruled that CBC's HIV-1 Western Blot confirmatory test for HIV-1 infringed the patent and enjoined CBC from the manufacture and sale of the HIV-1 Western Blot test. On January 5, 1996, the Bankruptcy Court ruled that CBC is only obligated to pay damages for infringements on the HIV-1 patent in an amount equal to 1% of the net sales of HIV-1 Western Blot tests for the period July 7, 1994 through December 31, 1995. The Bankruptcy Court also ruled that, beginning on January 1, 1996, CBC has a license for the HIV-1 patent at a royalty rate of 1% of net sales, based on CBC's rights pursuant to a 1987 Settlement Agreement between the United States Government and Institut Pasteur, and lifted its injunction with respect to the Company's production and sale of the HIV-1 Western Blot test. Institut Pasteur has appealed the Bankruptcy Court's adverse rulings, and the Company has appealed the Court's initial determination that it infringed the HIV-1 patent.

             In May 1995, a former employee of the Company filed a complaint against the Company with the City of Rockville, Maryland Human Rights Commission, claiming wrongful termination (Human Rights Commission on the Complaint of Paul R. Shackleford against Cambridge Biotech Corporation, Complaint No. 95-15-ER). The Company disputes the allegations an will defend the complaint, which has been stayed as a result of the bankruptcy proceeding.

             On September 18, 1995, the Company filed a declaratory action against Institut Pasteur (In re Cambridge Biotech Corporation v. Institut Pasteur in the United States Bankruptcy Court for the District of Massachusetts, Western Division, Adversary Proceeding Number 95-04278), asking the Court to determine its right to obtain a license to Institut Pasteur's patent covering HIV-1. The action was dismissed as moot upon the Court's determination in the patent infringement litigation filed by Institute Pasteur and Genetic Systems that beginning on January 1, 1996, CBC ha a license for the HIV-1 patent based on CBC's rights pursuant to a 1987 Settlement Agreement between the United States Government and Institut Pasteur.

             On January 2, 1996, CBC received from the United States Environmental Protection Agency ("EPA") a Notice of Potential Responsibility and Request for Information under the Comprehensive Environmental Response, Compensation and Liability act ("CERCLA") relating to the EPA's investigation of the RAMP Industries, Inc. site ("RAMP Site") in Denver, Colorado. The letter serves as notice to CBC of its potential liability under Section 107(a) of CERCLA, with respect to the RAMP Site. CBC responded by letter to the EPA dated February 1, 1996 stating that it did not believe it was a potentially responsible party and that it believed that all Company waste shipped to the Site had been removed from the Site prior to EPA incurring any CERCLA costs. While the Company intends to fully cooperate with the investigation which is ongoing, it also intends to defend any claim that may be asserted by EPA.

             On March 19, 1996, the Company filed an action against Deloitte & Touche, its former auditors (Cambridge Biotech Corp. v. Deloitte & Touche, Superior Court, Suffolk County, Commonwealth of Massachusetts, C.A. No. 96-1480-A 1996). The complaint arises out of the defendant's audits of the Company's financial statements for 1991 and 1992, and alleges that the defendant acted negligently and in breach of contract in performing those audits. As a result of defendant's failure to adequately conduct the audit in accordance with GAAS and using GAAP, the complaint alleges that the financial statements for 1991 and 1992 contained material misstatements including overstatements of revenue, income, and earnings per share. The Company is seeking compensation for the full amount of its damages, pre-judgment interest, cost, and other relief deemed appropriate by the Court. Under its settlement agreement in the shareholder class action litigation, the shareholder class will receive 90% and the Company will receive 10% of any net recoveries from the defendant.

        Item 4.  Submission of Matters to a Vote of Security Holders.

             No matters were submitted to security holders during the quarter ended December 31, 1995.

        Item 6.  Exhibits and Reports of Form 8-K.

             (a)  Reports on Form 8-K filed in 1995:

                   1.  Current report on Form 8K dated 1/23/95
                   2.  Current report on Form 8K dated 2/2/95
                   3.  Current report on Form 8K dated 2/21/95
                   4.  Current report on Form 8K dated 3/20/95
                   5.  Current report on Form 8K dated 4/24/95
                   6.  Current report on Form 8K dated 5/22/95
                   7.  Current report on Form 8K dated 6/22/95
                   8.  Current report on Form 8K dated 7/28/95
                   9.  Current report on Form 8K dated 8/24/95
                  10.  Current report on Form 8K dated 10/11/95
                  11.  Current report on Form 8K dated 11/10/95


                                    SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CAMBRIDGE BIOTECH CORPORATION

        Date: March 28, 1996



                                      /s/ Alison Taunton-Rigby
                                      Alison Taunton-Rigby
                                      President and Chief
                                      Executive Officer



                                      /s/ Stephen J. DiPalma
                                      Stephen J. DiPalma
                                      Vice President Finance,
                                      Chief Financial Officer
                                      and Treasurer