Form 10-K
period 1995-12-31
CAMBRIDGE BIOTECH CORP
filed 1996-04-01
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                 __________________

                                      FORM 10-K

         (Mark One)
         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of
              1934 (Fee Required)
                For the fiscal year ended     December 31, 1995
                                         OR
         [  ] Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange
              Act
              of 1934 (No Fee Required)
                For the transition period from ________ to ________

                          Commission file number   0-12081

                            CAMBRIDGE BIOTECH CORPORATION
                 (Exact name of registrant as specified in charter)
                   Delaware                             04-2726626
              (State or other jurisdiction of           (IRS Employer
              incorporation or organization)            Identification No.)

              365 Plantation Street,
              Worcester, Massachusetts                  01605
              (Address of principal executive offices)  (zip code)

         Registrant's telephone number
         including area code:               (508) 797-5777

         Securities registered pursuant
         to Section 12(b) of the Act:       None

         Securities registered pursuant
         to Section 12(g) of the Act:       Common Stock, $.01 par value
                                                 (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days.  Yes_____   No__X__

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]





         The aggregate market value of shares of voting stock held by non-affiliates of the registrant as of March 15, 1996, was approximately $30,700,543 based on the average of the high and low price of such stock on such date.

         Common Stock Outstanding as of March 15, 1996: 26,057,006 shares

                         DOCUMENTS INCORPORATED BY REFERENCE
                                        NONE

         ----------------------------------------------------------------





                      CAMBRIDGE BIOTECH CORPORATION - FORM 10-K

                                       Part I

         Item 1.  Business
                                      OVERVIEW

              Cambridge Biotech Corporation ("CBC" or the "Company") is in the business of developing, manufacturing and marketing products for the prevention, detection and treatment of diseases in humans and animals. Its Biopharmaceutical Division creates products which stimulate the immune system to control or prevent infectious diseases and cancer. The Diagnostic Division has developed an extensive line of diagnostic products for the detection of infectious diseases.

              On July 7, 1994, CBC filed for protection under Chapter 11 of the United States Bankruptcy Code and is a debtor in possession pursuant to a voluntary petition filed in the United States Bankruptcy Court for the district of Massachusetts, Western Division, Case No. 94-43054-JFQ. Since the commencement of the Chapter 11 Case, CBC has been aggressively restructuring its business and refocusing its business strategy. CBC has made significant progress in developing and implementing its strategy of emerging as a refocused, recapitalized Biopharmaceutical company. To that end, CBC has sold off its unprofitable Irish subsidiary and other non-essential assets and is negotiating the sale of its diagnostics business. CBC has given considerable attention to resolving a class action lawsuit filed against the Company and several of its former officers, and has successfully negotiated a settlement with the plaintiffs which has been preliminarily approved by the District Court. In order to maximize the value of the diagnostics business, CBC devoted significant effort to litigation commenced by Institut Pasteur and Genetic Systems Corporation alleging patent infringement with respect to CBC's commercialization of diagnostic tests for the HIV-2 strain of the AIDS virus and CBC's Western Blot confirmatory test for HIV-1. This litigation has now been favorably adjudicated by the Bankruptcy Court.

              In April 1995, CBC engaged Dr. Alison Taunton-Rigby as its new President and Chief Executive Officer. Jeffrey T. Beaver became Chairman of the Board of Directors. Under Dr. Taunton-Rigby's leadership, CBC has developed and begun to implement a new strategic business plan. This plan contemplates sale of the Diagnostic Division and the focusing of the Company after its emergence from Chapter 11 on the business of the Biopharmaceutical Division. The Company is currently actively negotiating with potential buyers for the sale of the Diagnostic Division. Any sale is subject to the approval of the Bankruptcy Court.





                             BIOPHARMACEUTICAL DIVISION

              The Company's Biopharmaceutical Division creates products which stimulate the immune system to control or prevent infectious diseases and cancer. The Company's first vaccine, for feline leukemia virus, has been sold commercially since 1989. The Company is currently developing human vaccines for streptococcal pneumonia, malaria and tick-borne diseases, and animal vaccines for Lyme disease and bovine mastitis. Company scientists have purified a family of compounds that are potent immune stimulants which can be used as adjuvants. Adjuvants are important components of vaccines that, in conjunction with the antigen (the disease-related component), stimulate the immune system to produce a protective response. One of these adjuvants, QS-21, is being formulated with various human vaccines and has been tested in over 500 people. The Company is commercializing this family of adjuvants under the tradename StimulonTM, both by licensing other pharmaceutical companies to incorporate StimulonTM adjuvants into their vaccines and by using them in the Company's own vaccine development programs.

              The worldwide vaccine market was estimated in 1993 by Frost & Sullivan to total approximately $2.5 billion per year, of which 50% is in North America and almost 30% in Europe. Frost & Sullivan project that the total worldwide vaccine market will exceed $5 billion by 1999. Vaccines are widely considered to be a cost-effective method of delivering significant public health benefits, and government and industry are committing substantial resources to developing new vaccines and other immunotherapy products for use in the prevention and treatment of disease. The advent of biotechnology has enabled scientists to develop a new generation of vaccines, known as subunit or recombinant vaccines. Since these new recombinant vaccines contain only immunologically important portions of the infectious agent, they are often safer than classical vaccines, but sometimes less effective in stimulating adequate immune responses. Adjuvants heighten the immune response generated by vaccination. New, more effective adjuvants such as QS-21 are often necessary to make the new generation of recombinant vaccines effective.

              The Company conducts research and development in the adjuvant field and maintains its own vaccine and immunotherapy product development programs. The Company developed the first recombinant vaccine against a tumor-causing virus in mammals, a vaccine against feline leukemia virus (FeLV). As part of the FeLV vaccine product development effort, it developed a new family of adjuvants. QS-21 is part of the StimulonTM family, and is the basis for much of the Company's vaccine-related activities.

              The Company has licensed other vaccine manufacturers to use QS-21 and other StimulonTM adjuvants in their own vaccine programs, including SmithKline Beecham p.l.c., Pasteur Merieux Serums & Vaccins S.A., Wyeth-Lederle Vaccines and Pediatrics, Genentech, Inc., NABI, and Progenics Pharmaceuticals, Inc. These licensees have completed nine clinical trials thus far. The Company has received substantial license fees and anticipates that it will receive additional license fees and royalties, as well as revenues from the manufacturing and supply of adjuvant.

              In the human health field, the Company is developing a vaccine to prevent pneumococcal infections in the elderly population. It is also developing a combination vaccine for tick-borne diseases to protect against human Lyme disease and human granulocytic ehrlichiosis ("HGE"), a disease which has only recently been identified as a significant human health concern. The Company believes that it was the first to successfully cultivate the HGE organism in tissue culture, and has filed patent applications on infected cell lines, methods of growing the organism, and vaccine antigens and diagnostic reagents derived from the cell lines. In addition, CBC is working with the World Health Organization to develop two vaccines against malaria, and with outside collaborators on vaccines for the prevention or treatment of other infectious diseases and cancer.

              In the animal health area, CBC is completing development of a canine Lyme Disease vaccine and is also developing a vaccine against bovine mastitis, the leading healthcare concern in the dairy industry. CBC also manufactures an FeLV vaccine.

              The Company has experience manufacturing clinical pharmaceutical products and animal vaccines, through manufacturing the FeLV vaccine and QS-21. The Company intends to manufacture certain of the products which it develops.


                 BIOPHARMACEUTICAL PRODUCTS MANUFACTURED BY CBC FOR HUMAN CLINICAL RESEARCH AND VETERINARY HEALTH CARE

                                GenetivacTM FeLV (1)
                                 FeLV Antigen (1)(2)
                            StimulonTM QA-21 Adjuvant (2)
                            StimulonTM QS-21 Adjuvant (3)
         ____________________________
         (1)  Licensed by the USDA
         (2)  Sold for manufacture into veterinary products
         (3)  Constituent material currently sold for research


         The Company's Business Strategy

              The StimulonTM Adjuvant. Continued success of the StimulonTM adjuvant program is considered central to the future success of the Company. It has licensed major vaccine manufacturers to incorporate QS-21 and the other StimulonTM adjuvants into their own vaccine programs. The Company intends to devote considerable effort to monitoring the licensees' diligence in pursuing their development programs, conducting experiments and sharing technical advances believed likely to further these programs, optimizing adjuvant manufacturing processes, and conducting additional adjuvant development. The Company expects to grant new licenses for the adjuvant in applications which will not conflict with its own vaccine development programs. It will continue to pursue opportunities, such as the malaria vaccine program which, if successful, could create a substantial market for bulk adjuvant.

              Human Vaccine Development. The Company intends to focus its own product development efforts on emerging diseases, such as Lyme disease and HGE, and emerging problems, such as the pressing need for an improved pneumococcal vaccine. The Company believes that its technical strengths and available resources are best suited to taking product from late-stage research through to proof of principle in humans. The Company has demonstrated its product development capabilities in its development of the FeLV vaccine and the first recombinant diagnostic test for HIV. In addition to its own development efforts, the Company has established a large network of independent academic collaborators to supplement the flow of product development opportunities. The Company expects to seek marketing partners for most of its products in this area, although it will be alert to opportunities to complete product development and even market products directly. Cancer vaccines may present such an opportunity.

              Animal Health. Historically, animal health was a focus of CBC and it continues to present an important opportunity.
         However, the Company believes that the advantages of animal health--the ability to carry on development in the host animal and the relatively rapid regulatory process--tend to be offset by smaller market sizes and profit potential. Therefore, it will only devote its development resources to animal health if the product opportunity addresses a large market with attractive margins (such as bovine mastitis), or if the development is funded by a partner (such as with its FeLV vaccine) or if the opportunity in animal health is a by-product of a human program (as may be the case with HGE).


         Products and Programs

              Licensing for Infectious Diseases and Cancer. The Company has licensed a number of other companies, including three of the world's four leading vaccine manufacturers, to use StimulonTM adjuvants in a variety of infectious disease vaccines. At the same time, the Company reserved its own right to use StimulonTM adjuvants to develop selected vaccines.

              The licensees have completed a number of clinical trials and have development programs underway for a significant number of diseases, as summarized in the tables below:





                  StimulonTM Vaccine Product Development Programs:
                              Clinical Trials Completed


         Disease        Market                             Trial

         Influenzaa    50 million infections per year     Phase I
                                                           Phase I

         Herpes         125 million people infected        Phase I
         simplex                                           Phase I

         HIV-1          >1 million people infected in U.S. Phase I

         Hepatitis B    300,000 new cases per year in      Phase I
                        U.S.

         Melanomaa      30,000 cases per year in U.S.      Phase I/II
                                                           Phase I/II
                                                           Phase I/II

         a.  Multiple partners and/or different antigens


              StimulonTM Vaccine Product Development Programs: Ongoing Clinical Trials Ongoing

         B-Cell Lymphomaa (Phase I)        Influenzaa
         Breast Cancer (Phase I)           Malaria
         Colon Cancer (Phase I)            Melanomaa (Phase I)
         Hepatitis B                       Melanomaa (Phase II)
         Herpes simplex                    Melanoma (2, Phase II)
         HIVa (Phase I)                    Respiratory Virus (Phase I)
         Influenzaa (Phase I)

         Pre-Clinical/Research
         B-Cell Lymphomaa                  HIV-Ia
         Chlamydia                         Melanomaa
         CMV                               Para influenzaa
         EBV                               Rotavirus
         Gonococcus                        Strep-pneumaa
         Hepatitis C                       Toxoplasmosis
         Herpes Zoster

         a.   Multiple partners and/or diffrent antigens

              The license agreements with strategic partners typically provide for the payment of initial license fees, additional fees either annually or based on the licensee's achievement of development milestones, and royalties on product sales. In addition, the Company will be the sole supplier of QS-21 used in the vaccines. Through December 1995, the Company has received over $15 million in license fees.

         The principal licensees are:

                   SmithKline Beecham has licensed QS-21 for a number of
              different applications, including influenza, herpes, hepatitis, and Lyme disease. The world's leading manufacturer of Hepatitis B vaccine, SmithKline is aggressively marketing its existing portfolio of vaccines, while developing new and improved products. SmithKline has completed a number of Phase I clinical trials of potential vaccines containing QS-21 and is also investigating the use of combinations of different adjuvants. The Company believes that SmithKline will initiate additional trials in 1996, and has QS-21 in its pre-clinical development programs for several vaccines.

                   Pasteur Merieux Serums & Vaccins has licensed QS-21 for
              use in its influenza and HIV vaccine programs. The world's leading manufacturer of influenza vaccines, Pasteur Merieux has since 1990 increased its presence in North America through its acquisition of Connaught Laboratories. Pasteur Merieux has completed a low dose QS-21 Phase I clinical trial for influenza. Pasteur Merieux expects to initiate a high dose QS-21 influenza Phase I trial in 1996 and also plans to initiate two HIV vaccine Phase I trials in 1996 incorporating QS-21, using two different antigen approaches.

                   Wyeth-Lederle Vaccines and Pediatrics licensed QS-21 in
              1992 for use in five vaccines. Wyeth-Lederle, formed as a result of the acquisition of American Cyanamid by American Home Products, is a leader in pediatric vaccines. Wyeth-Lederle initiated its first Phase I clinical trial using QS-21 in 1995, and expects to continue trials in 1996.

                   Progenics Pharmaceuticals, Inc. licensed QS-21 in 1995
              for use in therapeutic vaccines for cancer. Progenics' most advanced program involves the use of QS-21 with a ganglioside preparation to treat melanoma. Phase I/II clinical trials of this vaccine, which was initially developed by physicians at Memorial Hospital for Cancer and Related Diseases ("Memorial Sloan Kettering"), were completed in 1993. The product is expected to enter pivotal human trials in 1996 under the
              aegis of the Collaborative Oncology Groups.   Other potential
              antigens have been tested in Phase I/II clinical trials. One Phase I/II trial is still ongoing and will be completed in the fourth quarter of 1996. Memorial Sloan Kettering has licensed technology to Progenics, and the Company has licensed Progenics to use QS-21 in exchange for a license fee, an equity interest in Progenics, and royalties.

              In addition, the Company has granted two other licenses to use QS-21 for infectious diseases. Genentech has licensed QS-21 for use in its HIV-1 vaccine program. Genentech has conducted Phase I clinical trials in healthy volunteers with a vaccine formulated with QS-21, under the auspices of the National Institutes of Health ("NIH"). This trial was expanded in 1994 after improved neutralizing antibody responses were observed in volunteers receiving vaccines containing QS-21. Genentech hopes to initiate two additional studies in 1996, one with infants born to HIV-positive mothers and another evaluating a low-dose vaccine formulation in normal volunteers. The NIH is sponsoring both of these trials. However, the NIH has not agreed to fund large-scale efficacy trials of the Genentech vaccine, or any HIV vaccine, and has sharply limited the progress of HIV vaccines to pivotal clinical trials. The Company understands that Genentech is currently re-evaluating its HIV vaccine program.

              NABI has licensed QS-21 for use in production of immunoglobulin for prevention and treatment of gram-negative and gram-positive bacterial infections. NABI is currently evaluating its conjugate vaccines in clinical trials without using adjuvants and is evaluating QS-21 in preclinical studies. NABI is also testing the efficacy of its immunogloblin in a target population of children with cystic fibrosis, and is testing its Staphyloccal vaccine in other clinical trials. The Company is uncertain if or when NABI will commence clinical trials using QS-21.


         Manufacturing and Scale-Up

              As part of each Stimulon_ licensing agreement, the Company has retained the right to be the exclusive QS-21 supplier. The QS-21 license agreements stipulate the supply prices, within certain ranges. The Company believes that it will be able to manufacture adjuvant at a cost which will yield reasonable manufacturing margins. Pursuant to the license agreements, the Company will also receive royalties on its licensees' product sales.

              The Company currently manufactures QS-21 for commercial animal health use and for use in early stage human clinical trials. The Company has successfully scaled the QS-21 manufacturing process to a point where the average batch size is sufficient for approximately 100,000 vaccine doses. Product for use in Phase III clinical trials has been produced on a contract basis at BASF BioResearch Corporation, in Worcester, MA. The Company plans to begin manufacturing additional product for use in Phase III clinical trials in its Worcester facility. The Company is currently scaling the process to produce a batch size suitable for commercial production of between 500,000 and 2,000,000 doses, and expects that its process will be commercially feasible.

              QS-21 is currently classified by the FDA as a constituent material used in drug preparation. As a result, the FDA does not require licensure of facilities used in its manufacture. The Company believes that classification as a constituent material affords it the flexibility to postpone investment in commercial manufacturing facilities until after the safety and effectiveness of QS-21 have been demonstrated in Phase III trials. By that time, the Company expects to be in a position to reasonably project the required plant capacity. Product for early commercialization may be produced on a contract basis.

              Adjuvant Research and Development. While QS-21 is the first adjuvant developed by the Company, research and development is proceeding to identify and create other adjuvants and to develop new methods of using adjuvants. The Company currently has in development QS-7, another molecule isolated from the Quillaja saponaria bark extract. QS-7 appears to have similar immunogenicity and a better toxicological profile in animals than QS-21, which may make it more suitable for use in certain vaccines. The Company and its licensees may initiate human pre-clinical testing with QS-7 in 1996.

              The Company maintains an active research program expanding the use of QS-21 and other saponins. Company scientists are working internally and in conjunction with outside collaborators. Significant efforts are underway in the following areas:

              Trans-mucosal Delivery of Vaccines. If vaccines could be administered across the mucosa--e.g., nasally or vaginally--the ease of use would increase compliance and the vaccine may offer improved protection against pathogens which infect via this route- -for example, sexually transmitted diseases and certain respiratory diseases. In addition to their adjuvant properties, StimulonTM adjuvants alter the permeability of mucosal membranes, and this quality may enable such vaccines to be developed. The Company has demonstrated in a mouse model the ability of a vaccine containing QS-21, delivered nasally, to induce both antibody and cell-mediated immune responses. The Company is working with academic collaborators to develop this approach.

              Nucleic Acid ("Naked DNA") Vaccines. An intriguing new vaccine technology, known as "Naked DNA," involves injecting DNA sequences directly into muscle tissue. The muscle cells then take up the DNA and produce the encoded protein. The Company is collaborating with an academic researcher developing this technology to determine if QS-21 can improve the effectiveness of such vaccines.

              "Tuning" of Vaccines. Some vaccines derive their effectiveness primarily from the induction of an antibody response, while others depend primarily on a cell-mediated response. The Company believes that it is desirable to "tune" some vaccine formulations to achieve the most effective immune response to the target disease. One such program currently underway is a collaboration with the Immune Response Corporation to test the hypothesis of the late Jonas Salk that an effective HIV vaccine must be tuned to induce a cell-mediated response with little or no antibody response. Salk's hypothesis is that a low antigen dose plus an adjuvant that promotes cell mediated immune response is the approach to use to elicit an effective immune response to HIV.

               The Company and its collaborators are also conducting research aimed at better understanding how QS-21 and other adjuvants work, testing adjuvant and carrier combinations, and discovering new adjuvants.

         Human Vaccine Programs

              In addition to its licensees' programs, the Company is developing its own vaccines for human use as set forth below:

         Human Product Development Programs

         Program                   Primary Market             Status
                                     Population

         S. pneumoniae             Adults > 50 yrs. old  Pre-clinical
         vaccine to prevent        > 20 million people   development
         pneumococcal              in U.S.               Trials planned for
         infections                                      1996

         Lyme - HGE vaccine        Persons at risk for   Pre-clinical research
         for Lyme disease and      tick bites
         Human Granulocytic
         Erhlichiosis

         Malaria vaccine           1-2 billion persons   Pre-clinical
         (SPF66) to prevent        at risk               development Trials
         malaria from                                    planned for 1996
         Plasmodium falciparum

              Streptococcus Pneumoniae Vaccine for the Elderly. Pneumococcal infections remain a major cause of death in the world. Increasing antibiotic resistance of certain pneumococcal strains has resulted in growing awareness of the importance of prevention in controlling these infections. Various strains of S. pneumoniae are responsible for most community-acquired cases of pneumonia (500,000 cases per year) and are the second most common cause of bacteremia (50,000 cases per year, with 25% mortality).
         S. pneumoniae also causes half of childhood otitis media, the most frequent reason (one out of three) for visits to pediatricians. In some developing countries, pneumococcal pneumonia kills approximately 10% of the children under the age of five, making it the single leading cause of death. Public health officials now place a high priority on the development of new pneumococcal vaccines, and are considering expanding the population for which vaccination would be recommended.

              There are currently 83 recognized serotypes of pneumococci, each with varying geographic and age-group prevalence. The currently available vaccines cover 23 serotypes, which cause 93% of United States and European infections. These vaccines are composed of purified capsular polysaccharides, which typically are not potent immunogens. Although approved by the FDA for use in adults, these vaccines are not recommended for children under two years of age or immune-compromised patients, and are less effective in elderly individuals. Development efforts are underway by several companies to improve the immune response in children by conjugating the polysaccharides to immunogenic carrier proteins. This approach was used in developing the successful Hib vaccines. However, the manufacturing expense and cumulative mass of the conjugated components make it very difficult to include all 23 conjugates. The companies developing conjugate vaccines have therefore chosen to focus on the five to seven strains most prevalent in infants. The resulting vaccines, if successfully developed, would likely not be appropriate for immunization of adults and the elderly. It is also likely that these vaccines would be too expensive for widespread use in the developing world.

              The Company has been developing a new formulation of a 23-valent polysaccharide vaccine incorporating QS-21. This formulation is intended to be more effective in elderly patients against most of the 23 serotypes common in the United States and Europe. If this formulation is successful, similar vaccines could be developed for other geographic areas using strains prevalent in those areas. The target market would be the 12 million Americans over age 65, a market which could be expanded to include persons over age 50.

              The Company's technical approach to the development of a pneumococcal vaccine for the elderly is to formulate the existing 23-valent capsular polysaccharide vaccine with QS-21 or QS-7. Research in various mouse models indicates that such a formulation could significantly improve the existing vaccine. For instance, many polysaccharides to which mice do not typically respond induce antibody production when mixed with QS-21. The effect may make use of a lower antigen dose feasible, which could make the vaccine less expensive and also reduce side effects. QS-21 also appears to cause an antibody isotype class switch which may make the immune response more effective. Finally, mice re-vaccinated with the prototype QS-21 vaccine experience a booster effect for many strains, a response not seen with existing vaccines. This effect may enable the administration of periodic booster shots to maintain immunity levels. The Company is working with the National Institutes of Health ("NIH") to initiate Phase I clinical trials. These trials, expected to commence in 1996, are intended to determine the safety of the formulation and to test whether the addition of QS-21 increases the immunogenicity of the vaccine or reduces the amount of antigen required to produce an effective immune response. If the Phase I results are positive, the Company intends to proceed with additional clinical trials required for regulatory approval.

              Based on QS-21's ability to make mucosal membranes more permeable and elicit an immune response, the Company intends to investigate the development of a nasal pneumococcal vaccine. This approach may have advantages in ease of administration and for increasing protection in the respiratory mucosa, which is the typical route of infection for the pneumococcus.

              Tick-borne Disease Vaccine. Tick bites can cause a variety of diseases, including Rocky Mountain Spotted Fever, Babesiosis and Lyme disease. Lyme disease was first discovered in 1969, and its cause, bites by ticks infected with Borrelia burgdorferi, was not identified until 1981. According to the Centers for Disease Control and Prevention ("CDC"), Lyme disease is now the leading tick-borne infectious disease in the United States, with over 40,000 reported cases, including cases in all 50 states. In 1991 scientists reported the discovery of a newly recognized disease, human granulocytic ehrlichiosis (HGE), caused by a microorganism in the genus Ehrlichia transmitted by the bite of the same tick that carries Lyme disease. HGE's flu-like symptoms include fever, headache and muscular aches, as well as joint pain, nausea, vomiting and cough. HGE is believed to have caused at least four deaths in immune-compromised patients.

              Company scientists found the HGE-causing organism in dogs in 1994 in the course of the efficacy trials of the Company's canine Lyme disease vaccine, described below, and traced its source to the ticks. The Company believes that it was the first to successfully cultivate the HGE organism in tissue culture. The Company has filed patent applications on infected cell lines, the methods of growing the organism, and potential vaccine antigens and diagnostic reagents derived from the cell lines.

              The Company has been working with the CDC to develop a blood test to be used in epidemiological surveys that will determine how widespread the disease may be. Prior to the Company's development of the cell lines, diagnosis of the disease was extremely difficult, and impractical for survey purposes. The Company has been conducting additional internal research to better characterize the organism and to develop additional vaccine antigens and diagnostic reagents, and has recently initiated collaborations with leading academic researchers to do work in this area. In the course of the canine Lyme disease vaccine program described below, the Company has made progress toward the development of a human Lyme disease vaccine. It believes that a combination vaccine could be developed against HGE and human Lyme disease. The Company will also investigate the inclusion of Ehrlichia chaffeensis antigens and other tick borne diseases in a combination vaccine. The Company believes that its work in HGE may also have applicability for animal health applications. The HGE organism appears to cause illness in dogs. Once the epidemiology is better understood, the Company may seek development funding from an animal health partner.

              Malaria Vaccines. According to estimates in published reports, over two billion people reside in malaria-infected areas. The yearly incidence of malaria is estimated by the World Health Organization at over 300 to 500 million cases, with a death toll of 1.5 to 3 million persons. While anti-malarial drugs have been in use for decades, they are expensive and resistant malarial strains are becoming increasingly common. The World Health Organization has identified malaria as a priority vaccine target in developing countries. In addition, the Company believes a traveler's vaccine presents a significant market in developed countries. The Company has two separate malaria vaccine development programs, one partially supported by grants.

              In collaboration with the WHO, the Company has been working with the SPF66 antigen, which was developed in Colombia by Dr. Manuel Pattaroya. This antigen has been extensively studied in several clinical trials. Two separate studies showed that SPf66 vaccines formulated with alum provided protection against malaria for 31% of adults and children who received the vaccine. However, a large antigen dose was used in these studies and such a formulation is unlikely to be economically feasible. Based on animal studies, the Company believes that formulating SPf66 with QS-21 may raise protection levels while reducing the amount of antigen required. The Company has contracted with Dr. Pattaroya to conduct malaria challenge studies in Aotus monkeys, and the WHO has agreed to fund human trials if these studies show improved efficacy. The Company's principal strategic interest in the malaria vaccine is to be the adjuvant supplier for a high volume vaccine.

              A second program, in collaboration with the Walter Reed Institute for Research ("WRAIR") and supported by a WHO grant, has been investigating the use of a different antigen, EBA-175. This antigen is an essential element in the binding of the malaria parasite to target red blood cells. The Company is developing and supplying the antigen for further research by WRAIR. Clinical trials would be conducted by WRAIR and WHO.

              Cancer Vaccines. Cancer is a major health care concern in the United States and Europe. While substantial progress has been made treating some cancers with surgery, radiation therapy and chemotherapy, those treatments are arduous and often not effective. Immunotherapy for the treatment of cancer is showing increasing promise, most often in conjunction with traditional therapy, although the approach faces substantial technical uncertainty. The potential market for cancer immunotherapy has been estimated to be $1-3 billion, with the largest markets in breast, colorectal and prostate cancer.

              Cancer is the uncontrolled replication of cells, typically initiated by the occurrence of one or more mutations. The promise of cancer immunotherapy lies in the belief that the healthy immune system is able in most cases to eliminate cells which, due to mutation, appear "foreign." Cancer results, however, if the immune system fails, whether due to its failure to recognize the abnormal cells or because the system is simply overwhelmed by the number of cancer cells. Cancer immunotherapy aims to improve the immune system's ability to recognize cancerous cells and to increase and broaden the immune response. Studies of cancer vaccines in laboratory animals have shown immune stimulation and protection from experimentally induced cancer. Initial human trials of certain cancer vaccines shows evidence of the desired activation of the immune system. However, clinical success, measured by decreased tumor burden, increased tumor-free intervals, or prolonged life, is yet to be fully demonstrated.
         The Company believes that QS-21 can contribute to the effectiveness of cancer vaccines by augmenting the immune stimulus.

              Much of the cancer vaccine research in the United States is performed at academic institutions, the Federal government's National Cancer Institute ("NCI"), and small companies. The Company has adopted a strategy of supporting selected, promising clinical trial efforts. This support may be (i) technical support, such as antigen characterization or mouse studies; (ii) supply of QS-21 which, because of its apparent ability to induce a cellular immune response, is thought to be particularly suited to cancer vaccines; or (iii) financial assistance, typically small amounts of funding at a critical juncture in development. In this way, the Company hopes to gain valuable clinical experience with QS-21 and obtain an early look at the safety and efficacy of a wide range of different vaccine approaches and antigens. In addition, the Company typically has an opportunity to acquire an interest in the project should it be successful, or an opportunity to license another manufacturer to use QS-21 in conjunction with that vaccine.

              The Company presently is involved in several active programs for treating melanoma. The first potential product entered clinical trials in 1992, and several more products are expected to enter clinical trials in the near future. The most advanced program in which the Company is involved is Progenics' program using QS-21 with a ganglioside preparation to treat melanoma.
         This vaccine is expected to enter human trials in 1996 under the aegis of the Collaborative Oncology Groups.

              In recognition of the difficulty of predicting which antigen formulations are most promising, the Company has arranged for QS-21 to be used in melanoma clinical trials with other types of antigens by other collaborators. In most cases, the decision to move to human testing was made by the collaborator after preclinical work indicated improved immune response to the melanoma vaccine using QS-21. These studies include:

                   A polyvalent vaccine developed by Dr. Jean-Claude
              Bystryn of the Kaplan Cancer Center of New York University;

                   An anti-idiotype GD2 vaccine developed by Dr. Kenneth
              Foon of the Markey Cancer Center at the University of Kentucky; and

                   A peptide designed to induce a cell mediated response
              identified by Dr. Donald Hunt and Dr. Victor Englehart of the University of Virginia.

              The Company presently has two different programs underway to treat adenocarcinoma. One, in collaboration with Dr. Robert Fenton of NCI, is expected to enter the clinic in 1996 with a ras onco protein antigen for pancreatic, lung and colon cancer. Another, also scheduled for 1996, will be conducted by Dr. Neal Meropol of Roswell Park Cancer Institute using a ras peptide for pancreatic cancer. Finally, another clinical trial began in 1995 in collaboration with Dr. Ronald Levy of Stanford University to test an anti-idiotype vaccine against B cell lymphoma.

              The Company recently entered into a clinical trials agreement with the NCI under which scientists working with NCI will conduct research combining QS-21 with a broad range of cancer vaccine candidates, with the most promising formulations entering the clinic under NCI auspices. Under the agreement, the Company will have the opportunity to negotiate commercial rights to any resulting vaccines. Over 10 other academic collaborations relating to cancer are in place, with the research in the preclinical phase.


         Animal Vaccine Programs

              The Company has historically devoted considerable resources to the development of animal health vaccines. Its first vaccine project, funded by the French animal health company Virbac S.A., resulted in the successful development of a vaccine against FeLV. FeLV is a highly contagious and commonly fatal disease of cats. The Company's FeLV vaccine was the first recombinant vaccine ever developed against a tumor-causing virus in mammals. An important by-product of the program was the discovery and development of QS-
         21. The Company presently manufactures bulk formulated FeLV vaccine for the United States and Australian markets, and supplies Virbac with bulk antigen and adjuvant for further manufacture for the European market. The vaccine is the leading FeLV vaccine in Europe, and in a recent independent study was found to be the most effective of three leading FeLV vaccines on the market.

              The development process for animal vaccines is different from that required for human vaccines. Animal vaccines can be tested in the host animal very early in the development process, which shortens development time frames. In addition, the U.S.D.A. regulatory process is relatively rapid. However, many animal health applications are characterized by small market sizes and low product margins. Therefore, the Company plans to focus its efforts on human vaccines, and intends to develop animal health applications only if one of three following criteria is met: (i) the product opportunity addresses a large market with attractive margins; (ii) the development is funded by a partner; or (iii) the product is a by-product of a human vaccine development program.

                         Animal Product Development Programs


         Program                  Primary Market           Status
                                    Population

         Bovine mastitis          32 million milk cows  Field trials for
         vaccine for              in the U.S. and       immunogenicity
         infections caused by     Europe                completed
         S. aureus and E. coli
         in dairy
         cattle

         Canine Lyme vaccine      10 million dogs at    Efficacy trials
         to prevent infection     risk in endemic areas completed.  Safety
         in dogs                                        field trials in
                                                        progress


              The Company currently has two active animal health vaccine development programs:

              Bovine Mastitis Vaccine. Mastitis is an inflammation of a dairy cow's udder caused by infection with Staphylococcus aureus, Escheria coli or Streptococcus agalactiae plus other organisms. The Company is developing a bivalent vaccine designed to prevent both S. aureus and E. coli, which together account for the majority of mastitis infections. The development program is 50% funded by Virbac. The Company has exclusive marketing rights in North America; Virbac has exclusive marketing rights in Europe. The parties share marketing rights in the rest of the world. If the product is effective, the Company believes it could add a streptococcal component in a next-generation vaccine.

              The S. aureus component of the vaccine is based on patented anti-adhesion technology. A single S. aureus protein known as fibronectin binding protein is primarily responsible for attachment of S. aureus to host tissue and establishment of infection. In the Company's mastitis vaccine program, fibronectin binding protein is used as an antigen to induce an antibody response to block attachment of the bacterium in the cow's udder. Recent field trials have indicated that this formulation, using QS-21, is safe and immunogenic, and the Company has commenced efficacy trials. If efficacy is successfully demonstrated, the Company expects to seek a partner for additional development funding in exchange for North American marketing rights.

              Canine Lyme Disease. The Company is developing a vaccine pursuant to a 1991 agreement with Mallinckrodt Veterinary Inc. ("Mallinckrodt") against Lyme disease in dogs. There are approximately 50 million dogs in the United States, with perhaps one fifth of them living in areas infested with the tick which transmits Borrelia burgdorferi, the cause of Lyme disease. The potential market for a canine Lyme disease vaccine may be as much as $50 million. A vaccine introduced by another company in 1991 was well-received in its first year, but sales have decreased since then. There have been published reports raising questions concerning that vaccine's safety and efficacy.

              During 1993-94, the Company conducted efficacy trials on its canine Lyme disease vaccine using a protocol approved by the USDA. The studies showed that use of the Company's vaccine resulted in protection from infection in 79% of the dogs, and protection from symptoms in 89% of the dogs. Data from this trial, which included injection site reaction and fever score index in addition to efficacy data, was submitted to the United States Department of Agriculture ("USDA"), which reviewed the data in support of licensure and found the outcome to be satisfactory. The vaccine incorporates two outer surface proteins of Borrelia and QS-21, a formulation which the Company believes offers better protection against multiple strains of the pathogen. A patent is pending on this formulation.

              In 1994, the Company manufactured several bulk lots of canine Lyme vaccine to the same final specifications and, following QC release, shipped these lots to Mallinckrodt for further manufacture in their facilities to final vialed product. Mallinckrodt conducted a USDA approved field study using this final product as part of the required licensing process. The Company has been informed by Mallinckrodt that adverse reactions to the final product were observed following administration of the vaccine to dogs and that the rates of reaction were unsatisfactory. The Company has not been able to duplicate these observations, and the cause of the reactions in the Mallinckrodt study has not been determined. Subsequently, the Company has manufactured additional lots of bulk vaccine, and Mallinckrodt has completed manufacture of final vialed product. Mallinckrodt is in the process of conducting an additional field safety study. The Company is unable to predict the outcome of these studies.

              Should a canine Lyme vaccine be successfully developed, under the Mallinckrodt agreement, the Company will supply Mallinckrodt with bulk formulated vaccine, which Mallinckrodt will then fill, finish, and distribute. The Company will be paid a supply price for the vaccine and receive a royalty on Mallinckrodt's sales.


         Other Programs

              Drug Delivery. The Company is developing a drug delivery technology which is an outgrowth of the adjuvant development program. In characterizing the properties of QS-21, CBC discovered that QS-21 could enhance permeability of mucosal membranes allowing antigens and other biomolecules to pass through this barrier. The Company recognized the potential to use this feature to deliver drugs, and modified QS-21 so as to retain the permeation-enhancing characteristics while eliminating the adjuvant properties. The resulting molecule, known as DS-1, has been successfully used in animals to deliver by nasal drops a variety of drugs, including gentamicin, insulin and growth hormone. The Company intends to conduct further bio-availability and toxicology studies, including a human safety and tolerance trial, to define further the potential of DS-1. The Company believes it is important to bring DS-1 into early human testing to assess its commercial potential. The Company plans to commercialize DS-1 through companies that specialize in drug delivery technology.

              Mycobacterium avium Vaccine. The Company is in the early research phase of a vaccine development project against Mycobacterium avium. The project is funded by a grant from the NIH. M. avium poses an increasing risk to immune-compromised patients, particularly AIDS patients, among whom the infection rate approaches 50%, with the median survival rate of infected patients reduced by 60%. M. avium is related to Mycobacterium tuberculosis, a disease once believed to be under control but now considered by the WHO to be a global health emergency. The Company believes that its M. avium efforts will enable it to become involved in tuberculosis collaborations should appropriate opportunities arise. Two of the Company's current QS-21 collaborators are now working in the area of tuberculosis.

              Osteoporosis. The Company has entered into a joint venture to pursue the use of growth hormone releasing factor ("GRF") to treat osteoporosis and related diseases with OT Company, a principal of which patented the use of GRF to treat osteoporosis, and BioNebraska, Inc., which developed a proprietary, commercially viable method of manufacturing GRF. The difficulty and cost of manufacturing GRF has stymied previous efforts to use GRF therapeutically. The joint venture commenced a pilot clinical study in late 1994, which has not been completed. An estimated 20 million women in the United States suffer from osteoporosis, and the cost of care is estimated to be greater than $10 billion.

              Academic Collaborations. The Company has entered into over 50 collaborations with academic, government and corporate researchers in which the Company supplies adjuvant to the researchers for use in vaccine research programs. Included among the diseases in research are cryptosporidiosis, helicobacter, toxoplasmosis, tuberculosis and autoimmune diseases. These collaborations have given Company scientists a window to important early-stage research, as well as an opportunity to negotiate for commercial rights to any resulting products. The Company intends to continue these collaborative efforts and believes these collaborations will play an important role in expanding its research base and providing development opportunities in the future.





                                 DIAGNOSTIC DIVISION

              The Company's Diagnostic Division has developed a line of screening and confirmatory diagnostic products for retroviruses and other infectious diseases. The sale of diagnostic products represented approximately 63% and 72% of the Company's total revenues in 1995 and 1994, respectively. The Company contemplates the sale of the Diagnostic Division and focusing on the business of the Biopharmaceutical Division after emergence from Chapter 11. The Company is currently actively negotiating with potential buyers for the sale of the Diagnostic Division. Any sale is subject to the approval of the Bankruptcy Court.

              The Company's diagnostic products utilize one of two formats:

                   Enzyme immunoassays ("EIA"), which utilize specific
              enzymes linked to specific antibodies or antigens. These enzymes produce a color change when exposed to a sample containing the corresponding specific antigen or antibody, and this color change can be read either visually or using a specialized instrument;

                   Western blot assays, which are prepared by using an
              electric field to separate multiple antigens of an infectious organism. The separated antigens are transferred, or blotted onto a strip of nitrocellulose paper. When the strip is incubated with a serum or plasma sample, specific antibodies in the sample, if present, will bind to the corresponding specific antigen. The presence of bound specific antibodies can be detected with a color development reagent and visually observed.

              The diagnostic products manufactured by the Company that are currently on the market include those in the following table.





                  DIAGNOSTIC PRODUCTS FOR CLINICAL OR RESEARCH USE
                                 MANUFACTURED BY CBC

                                 Adenovirus EIA (1)
                            Adenovirus EIA Type 40/41 (1)
                            Clostridium difficile EIA (1)
                               HIV-1 Western blot (1)
                        HIV-1 EIA Recombigen (env & gag) (1)
                             HIV-1/2 EIA Recombigen (2)
                               HIV-2 Western blot (2)
                             HTLV-I/II Western blot (2)
                           HTLV-I (rp21e-enhanced) EIA (1)
                                 Human Lyme EIA (1)
                        MicroTrakR HIV-1 EIA (env & gag) (1)
                          MicroTrak II HIV-1/HIV-2 EIA (2)
                                  Rotavirus EIA (1)
         __________________________
         (1) Licensed (or approved for marketing, as appropriate ) by the FDA.
         (2) Product License Application (PLA) pending; sold in selected countries in Europe.



         Retroviral Products

              Overview of AIDS. AIDS is a major worldwide health problem. In 1992, the World Health Organization estimated that eight to ten million adults and one million children worldwide were infected with HIV-1, the causative agent of AIDS.

              The current method for the diagnosis of AIDS includes testing for the presence of antibodies specific for HIV-1 in a blood sample. A positive test result indicates that the individual has been previously exposed to the virus. Typically, a blood sample will initially be tested using a relatively simple inexpensive test, such as an EIA, which can provide results within a few hours. This is commonly referred to as a screening test. If a sample tests positive on a screening test, a more specific and expensive test, typically a Western blot assay, is performed to confirm the screening test result.

              In addition to HIV-1, several other retroviruses have been isolated and identified as clinically important infectious agents. These include HTLV-I and HTLV-II, and HIV-2. In the United States blood banks now routinely screen all blood not only for HIV-1 but also for HIV-2 and HTLV-I. HTLV-I, which is endemic to Japan and certain areas of the Caribbean, is associated with certain neurological disorders and with a form of T-cell leukemia. Exposure to HIV-2, a virus similar to HIV-1, can also cause AIDS. Although specific disease association with HTLV-II has not been firmly established, HIV-1 infected individuals who are also infected with HTLV-II may develop clinical symptoms and AIDS more rapidly than those infected with HIV-1 alone.

              Screening Tests. Screening tests for retroviruses are typically used by blood donor centers, hospitals, public health laboratories and other laboratories that conduct routine screening of blood. In 1991, the Company received an FDA license for Recombigen_ HIV-1 (env & gag) EIA to detect the presence of HIV-1 antibodies. In 1995, the Company received an FDA product license for its HTLV-I (rp21e-enhanced) assay, an improved sensitivity blood screening test.

              The Company has filed Product License Applications ("PLA") with the FDA for two new EIA tests to simultaneously detect antibodies to HIV-1 and HIV-2. These tests have been approved for use in selected countries in Europe.

              Confirmatory Tests. The Company has products and expertise in viral lysate technology, especially as applied to Western blot confirmatory testing. In 1987 the Company introduced the first confirmatory test for HIV-1 antibodies to be licensed by the FDA. A Western blot which confirms and detects HTLV-I or HTLV-II antibodies is in clinical use in selected countries in Europe, as is an HIV-2 Western blot. The Company has completed clinical trials for these tests and has filed PLAs with the FDA. The Company has also filed an amendment to its license for the HIV-1 Western Blot product to permit its use as a confirmatory test for a urine-based screening test.


         Other Diagnostic Products

              The Company offers a range of other diagnostic products for infectious diseases. Certain of these products, such as those for Lyme disease and various gastrointestinal diseases, were developed internally. In other cases, the Company has acquired distribution rights by acquisition, licensing, or private label manufacturing arrangements.

              Lyme Disease. Lyme disease has become a major clinical disease and is one of the most common tick-borne illnesses recognized in the United States. This multi system infection can affect the skin, heart, joints and nervous system. The causative agent of Lyme disease is Borrelia burgdorferi, a spirochete.

              The Company has developed three tests to detect the presence of antibodies to Borrelia burdorferi: an EIA test, a Western blot assay to detect the presence of antibodies of the IgM class (designed to detect early infection), and a Western blot assay to detect antibodies of the IgG class (designed to detect later stages of the disease). The Western blot assays are currently manufactured for the Company by its former subsidiary in Galway with the Company maintaining the right to resume manufacture of the product.

              Gastrointestinal Disease Diagnostic Products. The Company manufactures and markets two tests for adenovirus and one for rotavirus, two highly contagious gastrointestinal diseases which often afflict infants and elderly adults. The Company's product to detect rotavirus (Rotaclone_ EIA) has been manufactured and marketed since 1986. The Company's Adenoclone_ EIA test, which detects the presence of adenovirus, is manufactured and marketed in two versions: a version designed to detect the presence of any of the adenovirus strains and a second version specifically designed to detect the presence of two of the most common strains of adenovirus, types 40 and 41. The Adenoclone_ tests were the first adenovirus tests to be approved for marketing by the FDA.

              The Company also markets an EIA test to detect infection by Clostridium difficile, the leading cause of antibiotic-associated diarrhea. The Company's test is unique in that it detects both toxins produced by the Clostridium difficile bacteria. An improved test for Clostridium difficile, featuring simplified operation, was introduced in April 1994.


         Sales and Marketing

              The Company markets its products directly and through distributors. The Company's principal direct sales customers include hospitals, reference laboratories, and public health laboratories. The principal distributor in North America and Europe for the Company's screening products is Ortho Diagnostic Systems, Inc. ("Ortho"). In addition, the Company utilizes local distributors in Europe and Asia and other distributors to reach targeted markets.

              Ortho is the Company's principal distributor in North America and Europe for retroviral products, which include both screening and confirmatory tests. Ortho's principal customers include blood banks and hospital and reference laboratories. Ortho distributes the Company's Recombigen_ HIV-1 (env & gag) EIA test and HIV-1 Western blot. The Company has licensed Ortho and Chiron Corporation ("Chiron") to manufacture, use, and sell the HTLV-I (rp21e-enhanced) EIA product, which license is exclusive (with exceptions for pre-existing agreements and distribution in certain configurations) in the United States, Canada, and certain European countries. Ortho/Chiron has not commenced manufacturing the product at its facility as anticipated under the license agreement. The Company is continuing to supply product to Ortho from its Rockville facility. The license agreement provides that after manufacturing is transferred to Ortho, the Company will supply Ortho with certain critical raw materials and receive a royalty on sales, and Ortho will supply the Company with HTLV (rp21e-enhanced) EIA product for distribution into the Company's markets. Sales to Ortho in 1995 represented 30% of the Company's revenues.

              The Company also has some specialized marketing arrangements. The Company supplies retroviral products and reagents to Behring Diagnostics ("Behring"), which are sold to customers using Behring's proprietary instrumentation. Sanofi Diagnostics Pasteur ("Pasteur") and its affiliates distribute the Company's Lyme disease test under private label.


         Manufacturing

              The Company currently manufactures its Western blot products and conducts virus production and purification in its Rockville facility which has been licensed by the FDA to manufacture certain products. Specialty tests, such as Recombigen_, and recombinant antigens which are used in diagnostic tests and vaccines, are manufactured in the Worcester facility, which has been licensed for the manufacture of certain products by the FDA, the USDA, and the European Economic Community (Agricultural Division). The Company must amend its FDA facility license to manufacture certain new products.

              The Company manufactures most of the critical components of its products but obtains certain raw materials from outside vendors. In certain cases, these materials are obtained from a single source; most of the single source suppliers supply only one component and are domestic companies with substantial manufacturing experience. The Company endeavors to ensure a continuous supply of raw materials through inventory practices, vendor audits, and multiple sourcing when feasible. The Company keeps on hand large quantities of certain components used in its diagnostic products, which are manufactured utilizing specialized equipment in regulated facilities in large lot sizes to take advantage of economies of scale.


         Other Sources of Revenue

              The Company also derives revenue from patent licensing, from its clinical reference laboratory, and from government grants.

              The Company has granted sublicenses to the patent covering gp120, the envelope protein of HIV-1, to over a dozen different companies in return for license fees, royalties, and/or technology. At least three of these licensees, Ortho, Biochem ImmunoSystems, and Repligen marketed gp120 products and paid royalties on their sales during 1995. The Company has also sublicensed Pasteur, Ortho and Chiron, International Murex Corporation, and Abbott Laboratories to practice the gp61 patent on the envelope protein of HTLV-I. In addition, the Company has sublicensed the patents covering agglutinographic slide technology to Hoffman-LaRoche for testing for drugs of abuse. The Company may grant licenses to other technologies in its portfolio in return for license fees, royalties and/or technology, although there can be no assurance that any licensing attempts will be successful or that the revenue derived therefrom will be significant.

              The Company operates a clinical reference laboratory in Worcester which is licensed by the College of American Pathologists ("CAP"). The reference laboratory offers complete retroviral antibody testing services and provides technical support function for the customers of the Company's products. The license from CAP expires in May 1996. The Company does not intend to continue operating the reference laboratory.

              The Company is from time to time awarded grants from NIH.


                           PATENTS AND PROPRIETARY RIGHTS

              The Company has pursued a policy of obtaining patent protection both in the United States and in selected foreign countries for patentable subject matter in its proprietary technologies. The Company has filed or has rights to more than 20 U.S. patents and patent applications and their foreign counterparts. If U.S. patents issue on the Company's various applications, each patent may be expected to have a life of 17 years from the date of issue or, if filed after June 8, 1995, 20 years from the date the application was filed. The Company also relies on trade secrets, proprietary know-how, and continuing technical innovation to develop and maintain its competitive position.

              The Company's future success will depend, in part, upon its ability to develop patentable products and technologies and obtain patent protection for its products and technologies both in the United States and Europe. There can be no assurance that patent applications owned or licensed by the Company will issue as patents, that patent protection will be secured for any particular technology, or that, if issued, such patents will be valid, or that they will provide the Company with meaningful protection against competitors with a competitive advantage. There can be no assurance that the patents will not be challenged or designed around by others. Proceedings brought against the Company's patents could expose it to significant expense and the risk of adverse determinations.

              The Company has engaged in negotiations to obtain licenses from Ciba Geigy, S.A., Organon Teknika, N.V., and Hybritech, Inc., now owned by Beckman Instruments, each of whom has asserted that its patent covers certain of the Company's diagnostic products, including, in one instance, the Company's Western blot products. While the Company believes it can resolve these matters on reasonable terms, there can be no assurance that one or more of these companies will not insist on terms unfavorable to the Company, such as substantial retroactive royalties, or that the Company will be able to reformulate the products.

              Set forth below is a chart which lists U.S. patents owned or exclusively licensed by the Company.





                     U.S. PATENTS OWNED OR EXCLUSIVELY LICENSED

                                                           YEAR    OWNED/
         PATENT NO.  SUBJECT MATTER                        ISSUED  LICENSED

         4,459,361   Ligand Assay with 1 or 2              1984    Owned
                     particulate reagents

         4,487,829   Production and use of Monoclonal      1984    Licensed
                     antibodies against adenovirus

         4,596,695   Agglutinographic Reaction Chamber     1986    Licensed

         4,597,944   Agglutinographic Reaction Chamber     1986    Licensed

         4,775,515   Improved Agglutinographic Slide       1986    Licensed

         4,689,204   Multiple step reagent delivery system 1987    Owned

         4,725,669   HIV glyco proteins (gp 120)           1988    Licensed

         4,728,608   Bacterial Screening System            1988    Owned

         4,734,362   Method for Purifying Proteins         1988    Owned

         4,738,177   Immunoassay strip cutter              1988    Owned

         4,743,678   HTLV-I Virus Proteins                 1988    Licensed

         4,753,873   Polypeptides for the Diagnosis of HIV 1988    Owned

         4,806,015   Agglutination Detection Apparatus     1989    Licensed

         4,921,787   Detection of HIV Infection by         1990    Owned
                     Latex Agglutination

         5,045,448   HTLV-I Antigens and diagnostic        1991    Owned
                     methods

         5,057,540   Saponin Adjuvant                      1991    Owned

         5,145,784   Double Capture Assay                  1992    Owned

         5,273,965   Methods for Enhancing Drug Delivery   1993    Owned
                     with Modified Saponins

         5,231,003   Monoclonal Antibodies Specific for    1993    Owned
                     Toxin B of Clostridium difficile

         5,352,449   Vaccine Comprising Recombinant Feline 1994    Owned
                     Leukemia Antigen and Saponin Adjuvant

         Des.55.493  Slide Immunoassay Detection System    1995    Owned





         Biopharm Patents and Licenses

              QS-21 and other Adjuvants. The Company received U.S. Patent No. 5,057,540 in 1991, covering purified QS-21, QS-7 and the other principal fractions of Q. saponaria and methods of their use in vaccines. It believes that the standard of purity specified in the patent for the saponin fractions is necessary to achieve a safety profile acceptable for human use. CSL International ACN ("CSL") controls certain patents and patent applications covering ISCOMS (immune stimulating complexes) prepared from crude saponin fractions, lipids and various antigens. The Company believes that its products do not infringe CSL's U.S. or European patents due to process differences and formulation techniques which avoid ISCOM formation, although the issue is less clear in Europe. In the event patents do issue to CSL or other parties which dominate QS-21, there can be no assurance that the Company will be able to obtain licenses or obtain such licenses on favorable terms.

              Human Granulocytic Ehrlichiosis. The Company believes that it was the first to successfully cultivate the HGE organism in tissue culture. The Company has filed patent applications on infected cell lines, the methods of growing the organism, and potential vaccine antigens and diagnostic reagents derived from the cell lines. Other researchers in the field of HGE have filed patent applications that might conflict with the Company's patent applications. There can be no assurance that any of its patent applications will issue.


              Lyme Disease. The Company has filed a patent application on its vaccine formulation of using both the A and the B outer surface proteins and QS-21; animal data indicates this formulation induces group-specific immune responses (important to protection against multiple Borrelia strains) significantly better than vaccines containing only one or two of these components. There are several patents pending in the United States and in Europe which, if issued in their current form, may dominate the Company's Lyme vaccine. The Company believes that it is unlikely that any dominant claims will issue because of the extensive prior art, but there can be no assurance that the Company's position is correct and, if dominating patents do issue, there can be no assurance that it will be able to obtain the necessary licenses or obtain such licenses on favorable terms.

              Mastitis. The Company exclusively licensed from Alfa Laval Agri AB certain base technology used in the mastitis program.
         This technology includes patents and patent applications on fibronectin binding proteins from S. Aureus, E. coli. and S. agalactia. The Alfa Laval license calls for payment of an initial license fee, royalties, and additional license fees as additional patents issue and when the Company commercializes the vaccines.
         As part of the joint development agreement with Virbac, the Company arranged for Alfa Laval to grant a direct license to Virbac in certain territories.

              Other Biopharm Patents. The Company also holds U.S. patents on its FeLV vaccine and drug delivery compounds and a protein purification process, and has patent applications pending on methods of expressing and purifying proteins made in a baculovirus expression system.


         Diagnostic Patents and Licenses

              Harvard University License Agreement. In 1983, the Company and Harvard University entered into an exclusive license agreement governing certain inventions relating to HTLV-I made by Dr. Myron Essex and others. In 1987, the license agreement was expanded to include additional technology. The license agreement includes Harvard's patents on gp120 and gp160, the envelopes and the envelope precursor protein of HIV-1, and gp61, the envelope protein of HTLV-I, and patent applications covering various other HIV-1, HTLV-I, and simian immunodeficiency virus proteins. The agreement is exclusive, subject to maintenance by the Company of satisfactory progress towards commercialization of the licensed technology and payment of minimum royalties and grants the Company the right to sublicense the patent. The Company pays royalties based upon net sales, subject to reduction in the event the Company is required to pay other royalties on the same product to third parties. The Company has granted sublicenses to several companies in exchange for license fees and royalty payments and expects to grant additional sublicenses. The license term is equal to the term of the relevant patents which expire beginning in 2005. The Company considers the Harvard license to be important to its business both for the right to practice the subject technology and for the opportunity to obtain royalties, sublicense fees, and access to other technology in exchange for sublicenses of the Harvard technology. During 1995, the Company elected not to continue prosecution of a patent application related to technology for the detection of antibodies to HTLV-II, which it had licensed from Harvard in 1993.

              Pasteur Licenses. The Company and Pasteur in 1989 entered into a series of license agreements pursuant to which the Company has licensed Pasteur to make diagnostic products under patents and patent applications covering the gp120 and p27 proteins of HIV-1 and the gp61 protein of HTLV-I, and Pasteur has licensed the Company to make diagnostic products for HIV-2 and for HIV-1 under patent applications covering the gp110 and p27 proteins. The parties must pay each other royalties on sales of certain products covered by the agreements.

              In March 1995, Institut Pasteur, which has an ownership interest in Pasteur, and Genetic Systems Corporation, which is a wholly-owned subsidiary of Pasteur, brought a patent infringement action against the Company with respect to two HIV-2 patents licensed to the Company under the license agreements, and a third patent related to HIV-1 which was not licensed under the license
         agreements.   CBC filed an answer and counterclaim denying the
         allegations and seeking a declaration of CBC's license rights to the two patents under the license agreements. On September 1, 1995, the Bankruptcy Court issued summary judgment upholding CBC's license under the license agreements to two HIV-2 patents to commercialize diagnostic tests for the HIV-2 strain of the AIDS virus.

              With respect to the HIV-1 related patent, the Court ruled that CBC's HIV-1 Western Blot confirmatory test for HIV-1 infringed the patent and enjoined CBC from the manufacture and sale of the HIV-1 Western Blot test. On January 5, 1996, the Bankruptcy Court ruled that CBC is only obligated to pay damages for infringement on the HIV-1 patent in an amount equal to 1% of net sales of HIV-1 Western Blot tests for the period July 7, 1994, through December 31, 1995. The Bankruptcy Court also ruled that, beginning on January 1, 1996, CBC has a license for the HIV-1 patent at a royalty rate of 1% of net sales, based on CBC's rights pursuant to a 1987 Settlement Agreement between the United States Government and Institut Pasteur. The Court lifted its injunction with respect to the Company's production and sale of the HIV-1 Western Blot test. Institut Pasteur has appealed the Bankruptcy Court's adverse rulings, and the Company has appealed the Court's initial determination that it infringed the HIV-1 patent. See Legal Proceedings.

              Other Diagnostic License Agreements. The Company is a licensee of technology used in various of its diagnostic products. These agreements typically provide that the Company pay a license fee upon execution and pay royalties based upon net sales, subject to minimums in certain cases. These licenses are typically exclusive and may become nonexclusive under certain conditions based on the extent of commercialization by the Company of the applicable inventions.


                                     COMPETITION

              The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of the Company in the United States and abroad will be numerous. They include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been developed by the Company or may be developed by the Company in the future or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, some of the Company's competitors have substantially greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than could the Company. There can be no assurance that the Company's products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the United States or elsewhere. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it may have less experience. A significant amount of research in the field is also being carried out at academic and government institutions. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or in collaboration with competitors and will compete with the Company in recruiting highly qualified scientific personnel.

              The Company is aware of certain programs and products under development by others which may compete with its programs and products. Several companies, including Ribi Immunochem ("Ribi") and Chiron Corporation, are developing adjuvants.

              At least two of the Company's adjuvant licensees are also licensees of Ribi for certain diseases. Fort Dodge and one other company already have canine Lyme disease vaccines on the market, while Pasteur Merieux and SmithKline are in advanced human trials with a human Lyme disease vaccine. Merck, Wyeth-Lederle and possibly others are in human clinical trials with conjugate pneumococcal vaccines for the pediatric market, although not for the elderly market. Several companies market mastitis vaccines for infections caused by E. coli, but these vaccines do not protect against staphylococcal or streptococcal infections. Merck has received regulatory approval for a treatment for osteoporosis. At least six companies, including Abbott Laboratories, compete with the Company in marketing HIV-1 screening tests, and two other companies, Epitope, Inc., and Bio-Rad Laboratories, Inc., have obtained FDA approval to market HIV-1 Western blot confirmatory tests. The existence of products developed by these and other competitors, or other products of which the Company is not aware or which may be developed in the future, may adversely affect the marketability of products developed by the Company.


                                GOVERNMENT REGULATION

              The FDA, the USDA, the Environmental Protection Agency and the Nuclear Regulatory Commission, comparable state agencies and other agencies, including those in foreign countries, impose requirements governing the development, manufacture and marketing of certain of the Company's products and products under development. The regulatory process can take several years, involves lengthy and detailed laboratory and clinical testing, and requires substantial expenditures. Human biologicals and pharmaceuticals, including vaccines, typically require three stages of clinical trials: Phase I to determine the initial safety of the product; Phase II, during which the efficacy of the product is preliminarily assessed and treatment regimens refined; and Phase III (sometimes referred to as "pivotal trials") during which final safety and efficacy data are generated. Regulatory approval is required prior to commencement of initial clinical trials. The clinical data, together with comprehensive manufacturing and facility information, is filed with the FDA in a New Drug Application (NDA) or Product License Application (PLA), and an Establishment License Application (ELA), on which the regulatory agencies base their approval decisions. In some instances, particularly in cases of life-threatening diseases for which there is no effective treatment, the clinical trial phases may be combined, or approval may be sought after completion of an expanded Phase II trial.

              QS-21 is currently classified by the FDA as a constituent material used in drug preparation. As a result, the FDA does not require licensure of facilities used in its manufacture. The Company believes that this allows it the flexibility to postpone investment in commercial manufacturing facilities until after the safety and effectiveness of QS-21 has been demonstrated in Phase III clinical trials. The Company has filed with the FDA a Biologics Master File for QS-21, which its licensees can reference as part of their own PLAs and NDAs as they seek FDA approval.

              There can be no assurance that, at the end of the regulatory process, approval will be obtained or that product developments by competitors in the interim will not have made the Company's products obsolete or economically unfeasible. The extent of regulation which may arise from future legislative or administrative action cannot be predicted, nor can the potential impact of such future regulation, or changes in existing regulation, be predicted with any certainty.


                                  PRODUCT LIABILITY

              The Company has potential liability risks that are inherent in the testing, manufacturing and marketing of medical products and diagnostic products. The Company's manufacture and sale of diagnostic products may expose it to product liability claims.
         The Company has product liability insurance for its diagnostic products at levels which it believes are customary in the industry. The use of the Company's biopharm products in clinical trials may expose it to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's biopharm products, if any, that receive regulatory approval for commercial sale. The Company currently has limited product liability coverage for the clinical research use of its products, which management believes is customary for companies with products at this stage of clinical development. The Company intends to obtain product liability insurance for other biopharm products when commercialized. Product liability coverage is becoming increasingly expensive and there can be no assurance that the Company will be able to maintain its existing insurance coverage or obtain additional insurance coverage at acceptable costs, if at all, or that a product liability claim would not materially adversely affect the business or financial condition.

              If and when the Company manufactures vaccines that are recommended for routine administration to children, it is possible that it will be required to participate in the National Vaccine Injury Compensation Program. This program compensates children having adverse reactions to certain routine childhood immunizations with funds collected through an excise tax from the manufacturers of these vaccines.


                                   HUMAN RESOURCES

              As of March 1, 1996, the Company employed 182 full time employees. The employees are not represented by any labor unions, and the Company considers its relations with those employees to be good. The Company's scientific staff has expertise in many relevant areas and these internal resources are augmented by consulting agreements with research scientists located at various academic institutions and commercial organizations.


                              SCIENTIFIC ADVISORY BOARD

              The Company's Scientific Advisory Board consists of six individuals with recognized expertise in vaccines. The Scientific Advisory Board meets from time to time to discuss matters relating to the Company's current and long-term scientific planning and research and development, and the individual members are available for consultation on an informal basis. All members of the Scientific Advisory Board are employed by academic institutions, and may have commitments or consulting or advisory obligations to other entities that may limit their availability to the Company. These entities may be competitors of the Company. In certain circumstances, the academic institutions which employ the Scientific Advisory Board members may assert ownership rights to inventions or other technology that may result from advice provided to the Company by such members. In such circumstances, the Company could seek to negotiate licenses to such inventions or technology, but there can be no assurance that the Company would be able to obtain such licenses on commercially reasonable terms. No members of the Scientific Board are expected to devote more than a small portion of their time to the Company.

              The following persons are the current members of the Scientific Advisory Board:





              Mary Lou Clements, M.D., M.P.H.
              Professor and Head, Division of Vaccine Sciences
              Department of International Health
              Johns Hopkins University
              School of Hygiene and Public Health

              John R. David, M.D.
              Richard Pearson Strong Professor and Chairman
                of the Department of Tropical Public Health
              Professor of Medicine and Chief of the
                Division of Tropical Medicine
              Harvard Medical School

              Michael J. Hawkins, M.D.
              Associate Professor of Medicine
              Division of Medical Oncology
              Vincent T. Lombardi Cancer Research Center
              Georgetown University College of Medicine

              Arthur I. Hurvitz, D.V.M., Ph.D.
              Chairman, Department of Pathology
              The Animal Medical Center
              New York

              Takis S. Papas, Ph.D.
              Director, Center for Molecular and Structural Biology
                and Professor of Medicine
              CMSB/Hollings Oncology Center
              Medical University of South Carolina

              Richard J. Whitley, M.D.
              Professor of Pediatrics
              University of Alabama at Birmingham
              Children's Hospital


         Item 2.  Properties

              The Company maintains most of its Worcester operations in a 76,475 square foot leased facility at the Biotechnology Research Park in Worcester, Massachusetts. The facility contains research and development laboratories, quality control laboratories, manufacturing space and administrative offices. The building is leased pursuant to a lease with a ten year initial term expiring December 1996. The lease provides for an option to extend the term for two additional five year periods and an option to cause the landlord to build up to an additional 40,000 square feet. Since the space exceeds the Company's expected needs for the business after the reorganization of the Company, the Company may relocate to new space at the end of 1996. The Company believes that suitable replacement space is readily available at reasonable rates. The Company also leases 15,000 sq. ft. of warehouse space in Shrewsbury Massachusetts, pursuant to a lease for a five year initial term commencing September 1, 1988, which expires in 1996.

              The Company owns three buildings in Rockville, Maryland; its main manufacturing building containing approximately 46,000 square feet at 1500 East Gude Drive of which approximately 37,015 square feet is used for manufacturing; and two laboratory buildings at 3 Taft Court containing approximately 20,852 square feet and approximately 3,800 square feet. The Company leases the 20,852 square foot laboratory building to Biotech Research Labs, a subsidiary of Boston Biomedica Inc., under a five year lease which commenced July 1992.


         Item 3.  Legal Proceedings

              On January 3, 1990, the Company instituted suit in the United States District Court, District of Connecticut, against MicroGeneSys, Inc., and three individual defendants alleging that defendants were infringing United States Patent No. 4,725,669, to which the Company holds an exclusive license. The Company sought an injunction requiring that MicroGeneSys cease infringing the patent by making diagnostic and research products, and requiring MicroGeneSys to take a license to make vaccines and drugs. The defendants counterclaimed asserting inter alia that the '669 patent was not infringed, being either invalid and/or not enforceable and that the Company was interfering with business advantage and committing unfair trade practices. The Company and the defendants have entered into a settlement agreement in which the defendants acknowledge that the manufacture, use, or sale of certain of MicroGeneSys's current products infringe the '669 patent. Simultaneously with the execution of the settlement agreement, the Company and MicroGeneSys entered into a license agreement giving MicroGeneSys a non-exclusive, worldwide license under the '669 patent in certain fields, for which the Company will receive a license fee and royalties on the sale of licensed products. The settlement agreement is subject to approval by the District Court and the Bankruptcy Court.

              In November 1993, five civil actions were commenced in the U.S. District Court, District of Massachusetts, against CBC, certain of its officers ("Individual Defendants"), and in three cases, against the Company's former auditor. The claim against the auditors was dismissed without prejudice. The actions were instituted by persons alleging to be shareholders of CBC and to be representative of a class of shareholders claiming damages resulting from alleged violations of securities laws by the Company and Individual Defendants in connection with the 1992 results of CBC and the restatement thereof. The five actions, along with a sixth action filed in the U.S. District Court, Southern District of New York in June 1994, were consolidated under the caption In Re: Cambridge Biotech Corporation Securities Litigation, Civil Action No. 93-12486-REK. The class comprises purchasers of the Company's common stock during the period February 28, 1992, through and including May 9, 1994. The Company has successfully negotiated (i) a settlement agreement among the class, National Union (the issuer of the Company's directors and officers indemnity policy), the Individual Defendants, and the directors and officers of the Company, and (ii) a second settlement agreement among the class, the Individual Defendants substantially all of the Company's directors and officers, and the Company. Generally, pursuant to these settlements, the class will receive approximately 25% of the shares to be issued in the reorganized Company upon its emergence from Chapter 11, 90% of any net recoveries by the class against the Company's former auditors (with the Company to receive the other 10% thereof), and $1,050,000 previously paid into escrow by National Union. These agreements preliminarily have been approved by the United States District Court and will be incorporated into the Company's plan of reorganization. The settlement is subject to the confirmation of a plan of reorganization by the U.S. Bankruptcy Court.

              On March 19, 1996, the Company filed an action against Deloitte & Touche, its former auditors (Cambridge Biotech Corp. v. Deloitte & Touche, Superior Court, Suffolk County, Commonwealth of Massachusetts, C.A. No. 96-1480-A 1996). The complaint arises out of the defendant's audits of the Company's financial statements for 1991 and 1992, and alleges that the defendant acted negligently and in breach of contract in performing those audits. As a result of defendant's failure to adequately conduct the audit in accordance with GAAS and using GAAP, the complaint alleges that the financial statements for 1991 and 1992 contained material misstatements including overstatements of revenue, income, and earnings per share. The Company is seeking compensation for the full amount of its damages, pre-judgment interest, cost, and other relief deemed appropriate by the Court. The Company is not liable for the costs and expenses of the litigation. Any such costs and expenses would be paid from any recoveries from the defendant. Under its settlement agreement in the shareholder class action litigation, the shareholder class will receive 90% and the Company will receive 10% of any net recoveries from the defendant.

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

              In March 1995, Institut Pasteur and Genetic Systems Corporation brought a patent infringement action against the Company with respect to two HIV-2 related patents licensed to the Company, and a third patent related to HIV-1. CBC filed an answer and counterclaim denying the plaintiff's allegations and seeking a declaration of CBC's license rights to the two HIV-2 patents. On September 1, 1995, the Bankruptcy Court issued summary judgment upholding CBC's license under two license agreements with Pasteur to the HIV-2 patents. The Court also ruled that CBC's HIV-1 Western Blot confirmatory test for HIV-1 infringed the patent and enjoined CBC from the manufacture and sale of the HIV-1 Western Blot test. On January 5, 1996, the Bankruptcy Court ruled that CBC is only obligated to pay damages for infringement on the HIV-1 patent in an amount equal to 1% of net sales of HIV-1 Western Blot tests for the period July 7, 1994 through December 31, 1995. The Bankruptcy Court also ruled that, beginning on January 1, 1996, CBC has a license for the HIV-1 patent at a royalty rate of 1% of net sales, based on CBC's rights pursuant to a 1987 Settlement Agreement between the United States Government and Institut Pasteur, and lifted its injunction with respect to the Company's production and sale of the HIV-1 Western Blot test. Institut Pasteur has appealed the Bankruptcy Court's adverse rulings, and the Company has appealed the Court's initial determination that it infringed the HIV-1 patent.

              On September 18, 1995, the Company filed a declaratory action against Institut Pasteur (In re Cambridge Biotech Corporation v. Institut Pasteur in the United States Bankruptcy Court for the District of Massachusetts, Western Division, Adversary Proceeding Number 95-04278), asking the Court to determine its right to obtain a license to Institut Pasteur's patent covering HIV-1. The action was dismissed as moot upon the Court's determination in the patent infringement litigation filed by Institut Pasteur and Genetic Systems that beginning on January 1, 1996, CBC has a license for the HIV-1 patent based on CBC's rights pursuant to a 1987 Settlement Agreement between the United States Government and Institut Pasteur.

              In May 1995, a former employee of the Company filed a complaint against the Company with the City of Rockville, Maryland Human Rights Commission, claiming wrongful termination (Human Rights Commission on the Complaint of Paul R. Shackleford against Cambridge Biotech Corporation, Complaint No. 95-15-ER). The Company disputes the allegations and will defend the complaint, which has been stayed as a result of the bankruptcy proceeding.

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


                            PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Price of Common Stock
                                     1995                    1994
Quarter                         High      Low             High    Low
- ------------------------------------------------------------------------
First                          $0.750    $0.125         $3.687   $1.250
Second                         $1.250    $0.187         $1.750   $0.375
Third                          $1.625    $0.187         $1.250   $0.010
Fourth                         $1.500    $0.250         $1.328   $0.062

The above prices may not necessarily represent actual transactions. The prices for the first and second quarters of 1994 are the closing prices on the NASD National Market System. Effective June 9, 1994 the Company's stock was delisted and therefore, the prices for subsequent quarters are the last sales prices for transactions reported by brokers on the over the counter market.

As of March 15, 1996, there were approximately 3,137 shareholders of record of the Company's common stock.

Item 6.  SELECTED FINANCIAL DATA

                                     Year Ended December 31

                                  1995                   1994
                                  ----                   ----
Revenue:
  Product Sales                $20,854,000            $16,684,000
  Research & Development         5,137,000              4,334,000
  Royalties                      1,877,000              1,082,000
                               -----------            -----------
Total Revenue                  $27,868,000            $22,100,000

Net Loss from continuing
  operations                   ($4,942,000)          ($12,533,000)

Net Loss                       ($4,942,000)          ($22,276,000)

Per Share:

Net loss from continuing
  operations                        ($0.19)                ($0.48)

Net Loss                            ($0.19)                ($0.86)

Weighted average shares
  outstanding                   26,057,000             25,859,000
                                ==========             ==========
Balance Sheet Data:
  Total Assets                 $23,045,000            $28,503,000

  Long-term obligations         12,168,000             12,413,000

  Shareholder's Equity           3,946,000              8,668,000

The Company has not declared any dividends on common stock and does not intend to declare any cash dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
- -------
The Company filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on July 7, 1994 and is managing its assets and operating its businesses as a debtor in possession pursuant to a voluntary petition filed in the United States Bankruptcy Court for the District of Massachusetts, Western Division (the "Bankruptcy Court"),
Case Number 94-43054-JFQ. Since the Chapter 11 filing, management has spent considerable time reviewing the Company's strategic direction, as well as specific products and programs. It has sold or disposed of certain assets and operations of the Company, as described below, which did not fit within the business plan for reorganizing the Company. The Company is also considering a possible sale of the Company's diagnostics division or portions thereof. Any potential sale must be approved by the Bankruptcy Court.

On March 30, 1994, the Company's former independent accountants, who resigned from their engagement to audit the Company's 1993 financial statements, withdrew their opinion on the Company's 1992 financial statements, and raised concerns over certain transactions that had come to their attention. The Company's board of directors appointed a special committee of two outside directors which was assisted by special counsel to conduct an investigation into the matters raised by the former accountants. The investigation confirmed the existence of several trans-actions which did not appear to be bona fide or which were incorrectly recognizing revenue. On May 9, 1994, the Company announced that it had replaced its Chief Executive Officer and that two of its other officers had resigned. In April 1995, the Company elected Alison Taunton-Rigby, Ph.D. as its new President and Chief Executive Officer.

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

Results of Operations
- ---------------------
Management has concluded that because of the events described above and in light of the Company's financial condition and Chapter 11 filing, it would not be feasible for its new accountants to perform an initial audit of the Company's 1993 financial statements. Consequently, the accompanying financial statements and footnotes do not show comparative data for 1993.

Revenues:
- --------
Total revenues were $27,868,000 and $22,100,000 in 1995 and 1994, respectively. Product sales were $20,854,000 and $16,683,000 in 1995 and 1994, respectively. The increase in product sales was due primarily to sales attributable to the operations of the Company's consolidated subsidiary, Cambridge Affiliated Corporation ("CAC"), of which the Company owns 51%. CAC, which was established in December of 1994, had product sales of $2,788,000 and $231,000 in 1995 and 1994, respectively. Product sales of the Diagnostics division represented $17,475,000 (84%) in 1995 and $16,007,000 (96%) in 1994 of the product sales. Ortho Diagnostics Systems, Inc. (Ortho) is the Company's principal distributor for diagnostics products. All of the Company's products marketed by Ortho are under a joint Cambridge Biotech/Ortho label. Sales to Ortho represented 30% and 32% of the Company's total revenue in 1995 and 1994, respectively.

Research and Development ("R&D") revenues were $5,137,000 and $4,334,000 in 1995 and 1994, respectively. R&D revenue relates principally to the biopharmaceutical division. The majority of these revenues were generated from license agreements. In 1995 and 1994 the Company recognized $3,500,000 and $3,000,000, respectively, in license fees under an agreement with SmithKline Beecham p.l.c. ("SKB") which allows SKB to use the Company's proprietary Stimulon TM adjuvant ("QS-21") in numerous vaccines, including hepatitis, lyme disease, human immunodeficiency virus (HIV), influenza and melanoma. Income from this agreement represented 13% and 14% of the Company's total revenue in 1995 and 1994, respectively. The Company also recognized revenue from its collaboration with Virbac S.A. on the research and development of vaccines for feline immune deficiency virus (FIV) and bovine mastitis. In 1995 and 1994 the revenue recognized on these two projects totaled $1,053,000. Additional deferred revenue totaling $2,072,000 will be recognized as research expense is incurred for these projects.

Royalty revenue in 1995 and 1994 was 7% ($1,877,000) and 5% ($1,082,000) of
the Company's total revenue, respectively. These royalties were received as a result of licenses granted to use the Company's proprietary technology, know-how and patents. The increase is primarily attributable to a partner exercising an option to obtain a license for one of the Company's products.

Costs and Expenses:

Cost of sales as a percentage of product sales was 77% and 87% in 1995 and 1994, respectively. The diagnostics division, which accounts for the majority of product sales, had more favorable cost of sales margins in 1995 compared to 1994. CAC, which has a cost of sales of 76% in 1995 and 1994, accounted for 13% and 1% of cost of sales in 1995 and 1994, respectively. Product mix changes are the primary reasons for the more favorable cost of sales margin in 1995.

Research and development expenses represented 23% ($6,454,000) and 27% ($5,860,000) of total revenue in 1995 and 1994, respectively. Biopharmaceutical research accounted for 91% ($5,844,000) and 87% ($5,100,000) of the total R&D expense in 1995 and 1994, respectively. The increase is primarily attributable to a milestone obligation for an additional patent allowed on technology licensed by the Company.

Sales, general and administrative expenses ("S,G&A") were $9,955,000 and $10,274,000 in 1995 and 1994, respectively. Such expenses represented 36% and 46% of total revenue of 1995 and 1994, respectively. The reduction in S,G&A relates principally to a reduction in personnel.

As a result of the Company filing for reorganization under Chapter 11, the Company re-evaluated its long-lived assets based upon undiscounted future cash flows and stated them at net realizable value in accordance with Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, during 1994 the Company recognized a loss on impairment of long-lived assets in the amount of $2,879,000, representing $1,734,000 of purchased technology and $1,145,000 on its property and plant in Rockville, Maryland.

Other Income and Interest Expense:

The Company recognized net other income of $581,000 in 1995 compared to net other expenses of $473,000 in 1994. Included in other income is $170,000 of interest income earned prior to the Company filing for Chapter 11 protection
in 1994.   The Company considered all interest income ($387,000) earned in
1995 on cash accumulated as a result of Chapter 11. In 1995 and 1994 the Company recognized $13,000 and $302,000 of interest expense on its debt.
The accrual of interest expense on principally all debt incurred prior to Chapter 11 was suspended since the Company's Chapter 11 proceedings. In 1994 the Company sold its interest in ImmuCell Corporation and recognized a loss of $306,000. In 1995 the Company recognized income of $183,000 upon receipt of stock resulting for the Company's ownership position in one of its employee benefits providers.

Reorganization items:

The Company incurred expenses of $1,200,000 and $611,000 in 1995 and 1994, respectively, for professional fees in relation to its filing for reorgan-ization under Chapter 11. The Company also accrued a provision in 1994 for rejected executory contracts totaling $358,000. Interest earned on accumulated cash resulting from Chapter 11 proceedings was $387,000 and $100,000 in 1995 and 1994, respectively.

Income taxes:

The Company recorded an income tax benefit of $207,000 in 1994 due to the reversal of prior year tax accruals.

Discontinued Operations:

On July 21, 1994 the Company's wholly-owned subsidiary, Cambridge Biotech Ltd. (CBL), filed for protection of the Irish High Court and an examiner was appointed pursuant to the Irish Companies Act of 1990. As of that date, the Company recorded a loss related to the discontinued operations. CBL's 1994 product sales of $1,952,000 were included in the process of calculating the $2,129,000 loss from discontinued operations. Under the reorganization plan for CBL, on November 30, 1994, the Company's interest as an equity holder and its claim as a creditor were transferred to SelfCare Inc.
and the Company received $2,083,000 in cash for the transfer of certain technology pertaining to products manufactured at the Irish facility. The Company recorded a loss in 1994 of $6,963,000 on the sale of the discontinued operations. Effective with the disposal of CBL, the Company also wrote off registration rights and distribution contracts which were recorded by the Company's subsidiary, Cambridge Biotech International Corporation (CBIC).
The loss on disposal of these assets was $519,000. Additionally the Company included a discontinued operations loss for CBIC of $133,000. The combined loss from discontinued operations and disposal on these two operations in 1994 was $2,262,000 and $7,482,000, respectively.

Net Income (Loss):

The Company had a loss of $4,942,000 or $0.19 per share and $12,533,000 or $0.48 per share in 1995 and 1994, respectively, from continuing operations. In 1994, the Company had a net loss of $22,276,000 or $0.86 per share including the loss from discontinued operations.

Liquidity and Capital Resources

The Company's ability to fund its long term operations is dependent on several factors, including the sale of the Company's diagnostics business, the formulation and confirmation of a viable plan of reorganization and the Company's ability to attract additional funding through public or private financing or collaborative arrangements. There can be no assurance that adequate operating funds will be generated through the sale of the diagnostics business or that additional funding can be obtained on acceptable terms.

Operating activities used $880,000 and $3,095,000 of cash in 1995 and 1994, respectively. The 1995 net loss of $4,942,000 included non-cash depreciation and amortization of $4,737,000. The 1994 net loss of $22,276,000 included various non-cash items including the loss on discontinued operations ($7,482,000), depreciation and amortization ($4,282,000) and loss from asset impairment ($2,880,000). In 1994 the Company reduced accounts receivable by $975,000 and inventory levels by $1,524,000. The $3,500,000 SKB license payment received in 1994 was earned in 1995 which was the primary reason for the reduction in deferred revenue.

Accounts payable and other liabilities increased by $3,349,000 and $2,258,000 in 1995 and 1994, respectively. The 1995 increase was due primarily to the patent related milestone obligation previously mentioned, employee retention bonus plan and timing of payments. The 1994 increase was primarily due to postponed payments due to a cash shortage prior to filing Chapter 11, employee retention bonus plan and professional fees incurred due to the Company's filing for Chapter 11.

The Company's 1995 investing activities used cash of $798,000. The Company's 1994 investing activities provided cash of $5,262,000. During 1994 the Company sold marketable securities totaling $4,140,000, of which $1,026,000 was pledged as collateral under a sale/leaseback arrangement with Fleet Credit Corporation for equipment. In 1995 the Company limited capital expenditures due to its financial position. In 1994 the Company invested $2,118,000 in property, plant, and equipment, $1,026,000 of which was used to repurchase the equipment under the above mentioned sale/leaseback.
In 1994 the Company sold its interest in CBL's debt and equity to SelfCare, Inc. for $2,082,000 and its interest in ImmuCell Corporation for $309,000.

The Company's 1994 financing activities provided $5,455,000 principally as a result of raising $6,635,000 in the sale of its stock in the first quarter of 1994 and repaying $1,377,000 on long-term obligations. In the future, the Company will seek additional funding through additional public or private financing, and collaborative arrangements and dispositions of portions of the business. The Company presently is seeking to sell the diagnostics division or portions thereof as a source of funds.

At December 31, 1995 and 1994, the Company had cash and cash equivalents totaling $6,856,000 and $8,538,000, respectively. At December 31, 1995, the Company had total working capital of $7,977,000 and a current ratio of 2.15 to 1 compared to total working capital of $8,886,000 and a current ratio of
2.20 to 1 at December 31, 1994. However, the Company had approximately $9,880,000 and $9,715,000 at December 31, 1995 and 1994, respectively in liabilities subject to Chapter 11 proceedings, and if all of these liabilities were considered current liabilities, the current ratio would have been 0.89 and 0.95 to 1, respectively.

In a Chapter 11 case, substantially all liabilities as of the date of filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the creditors and equity security holders and approved by the Bankruptcy Court. The Company continues to manage its affairs and operate its business as a debtor in possession, subject to the supervision of the Bankruptcy Court while the case is pending. In the event a plan of reorganization is approved by the Bankruptcy Court, continuation of the business after reorganization is dependent upon the success of future operations and the Company's ability to meet obligations as they become due. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. The financial statements do not give effect to adjustments to the carrying value of assets, or amounts and reclassification of liabilities that might be necessary as a consequence of these bankruptcy proceedings. The appropriateness of using going concern basis accounting is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations, and the ability of the Company to generate sufficient cash from operations and financing sources to meet its obligations. There can be no assurances that these events will occur.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

         The financial statements filed as part of this Annual Report on Form 10-K are listed under Item 14 below.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                  PART III

        Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The following is a list of Executive Officers and Directors of Cambridge Biotech Corporation, their ages, positions, offices and business experience, as of March 15, 1996:

              Alison Taunton-Rigby, PhD., 51, has been president and Chief Executive Officer and a member of the Board of Directors of the Company since April 1995. From 1993 to 1994, she served as President and Chief Executive Officer of Mitotix, Inc., a biopharmaceutical company. Prior to joining Mitotix, Dr. Taunton-Rigby was Senior Vice President, Biotherapeutics, of Genzyme Corporation, where she had overall responsibility for Genzyme's biotherapeutics business. Dr. Taunton-Rigby is a member of the Board of Directors of BIO, the national trade organization, where she is also Vice Chair of the Emerging Companies section. She is also a member of the Board of Directors and a past President of the Massachusetts Biotech Council, the trade organization representing Massachusetts biotechnology companies. Dr. Taunton-Rigby received her doctorate in Chemistry from the University of Bristol in England, and is a graduate of the Advanced Management Program of the Harvard Business School. She is a director of the CML Group, a specialty retailer, and of Synaptic Pharmaceutical Corporation. She is also a member of the Bentley College Ethics Board.

              Gerald A. Beltz, Ph.D., 44, has been Vice President of Research and Development of the Company since 1993. For ten years prior to assuming this position, Dr. Beltz held various scientific positions with the Company. Dr. Beltz was responsible for the initial development of the Company's FeLV vaccine and HIV-1 diagnostic assays, and is the lead inventor on the patents covering these products. Dr. Beltz received his B.S. from Beloit College, his M.A. and Ph.D. from Princeton University, and did his post-doctoral work at Harvard University.

              Stephen J. DiPalma, 37, has been Vice President, Chief Financial Officer and Treasurer of the Company since March 1996. Before joining CBC, Mr. DiPalma was Chief Financial Officer and Chief Operating Officer of the Picker Institute, an affiliate of the Beth Israel Hospital, specializing in quality assessment, improvement and information services. From 1988 to 1995, Mr. DiPalma was Chief Financial Officer of Athena Diagnostics Inc., (formerly Genica Pharmaceuticals Corporation), a biotechnology company involved in therapeutic development and diagnostic testing targeted at neurological disorders. From 1985 to 1988, Mr. DiPalma was Director of Finance of the Health Data Institute, a division of Baxter International Corporation.

              Deborah B. Grabbe, 44, has been Vice President of Manufacturing Operations for the Company since 1995. She was Vice President of Regulatory Affairs and Product Quality from 1993-1994. Prior to joining CBC in 1993, Ms. Grabbe was Director of Regulatory and Clinical Affairs and Director of Product Support for Behring Diagnostics, Inc. From 1987 to 1988 she was Vice President of Operations at Biotechnica Diagnostics, Inc. Ms. Grabbe holds a B.A. from Oberlin
        College and an M.S. from John A. Burns School of Medicine, University of Hawaii, Honolulu, HI.

              Robert B. Kammer, 54, has been Vice President of Medical Affairs for the Company since 1993. From 1988 to 1993, Dr. Kammer was employed at Schering-Plough Corporation as Director, Anti-Infective Clinical Research. Before joining Schering-Plough, Dr. Kammer worked at Lilly Research Laboratories. Dr. Kammer received his B.A. and M.D. degrees from the University of Iowa, and did his internship, residency and fellowship at the Medical College of Virginia.

              Gary E. Long, 56, has been Vice President of Diagnostic Operations since January 1990. Previously, he was the Company's Director of Operations. Prior to joining the Company in April
        1989, Mr. Long was for three years General Manager, BCA Division of Organon Teknika Corporation, and Vice President of Operations, Reagent and Immunodiagnostic Products of Cooper BioMedical, Inc.

              Jeffrey T. Beaver, 58, has served as Director of the Company since January 1983, and Chairman of the Board of Directors since April 1995. From May 1994 to April 1995, Mr. Beaver served as President and Chief Executive Officer of the Company, and from May 1994 to March 1996, Mr. Beaver served as the Company's Treasurer. From January 1991 to May 1994, Mr. Beaver was an independent consultant in the healthcare sector. From September 1986 to December 1990, Mr. Beaver was Senior Vice President and Head of the Corporate Finance Group of IBJ Schroder Bank and Trust Company. Prior to September 1986, Mr. Beaver was a Managing Director of J. Henry Schroder Corporation (a subsidiary of Schroder Venture Managers, Inc.) where he was engaged in providing corporate financial advisory services. Mr. Beaver is a member of the Institute of Chartered Financial Analysts. He received his B.A.
        degree from Princeton University and his M.B.A. degree from New York University.

              C. Arnold Kalman, 76, has served as a director since March 1989. Mr. Kalman has worked for the consulting firm of Booz Allen & Hamilton since 1950, becoming a partner in the firm in 1956 and retired as Senior Vice President of the firm. Mr. Kalman's clients were primarily in the industry with technology-based products. Mr. Kalman received his B.S. from the Massachusetts Institute of Technology. Mr. Kalman is a former director of several public companies including AXIA Incorporated, and Electronic Memories & Magnetics Corp. Mr. Kalman is chairman of the Company's nominating committee and a member of the audit committee.

              John H. Kellogg, 72, has served as a director since January 1983. Mr. Kellogg retired from the practice of law and resigned from Kellogg & George, P.C., on September 1, 1994, where he had been a partner since 1977. Mr. Kellogg specializes in small business development, finance and acquisitions. He has been a founder in the following technology-based manufacturing companies: Thermal Circuits, Inc., Kittiwake Corp., Tadco, Inc. and Astron, all based in New England. Additionally, he is a partner in small partnerships which own and operate industrial real estate. These include: Tor Co., Gimlet Realty, Jefferson Realty, and KAK Associates. Mr. Kellogg received his B.S. degree in Mechanical Engineering at the Massachusetts Institute of Technology and a J.D. degree from Harvard Law School.
        Mr. Kellogg is chairman of the Company's compensation committee.

              John M. Nelson, 64, has served as a director since January 1987. Since 1991, Mr. Nelson has been Chairman of the Board of Wyman-Gordon Company, a manufacturer of technically advanced forgings, investment castings and composites principally for aircraft structures and jet engines. From 1991 to May 1994 he also served as Chief Executive Officer. In 1995, Mr. Nelson was elected Chairman of the Board of The TXJ Companies, Inc., a retailer of off-price fashion goods.
        From 1988 until 1990, Mr. Nelson was Chairman, President and Chief Executive Officer of Norton Company, a manufacturer of abrasives, ceramics, plastics, and chemical process products. From 1979 to September 1990, he was a director of Norton. Prior to becoming Chief Executive Officer of Norton, Mr. Nelson was President and Chief Operating Officer of Norton from 1986 to 1988, and, for more than five years, was President and Chief Executive Officer of its subsidiary, Norton Christianson, Inc. Mr. Nelson holds a B.A. degree from Wesleyan University and a M.B.A. from Harvard Business School. He is a director of Brown & Sharpe Manufacturing Company, Stocker &
        Yale, Inc. and Commerce Holdings, Inc. Mr. Nelson serves on the Company's compensation and nominating committees.

              W. Samuel Nisbet, 59, has served as director since September 1990. From 1965 to 1994 when he retired, Mr. Nisbet was a Vice President with SIGNET Bank/Maryland. Mr. Nisbet serves on the Company's audit committee.

              John S. Scott, 69, has served as a Director since May 1989.
        Mr. Scott served as Chairman of the Board from December 1989 to March 1995, when he retired as Chairman and was named Chairman emeritus.
        Mr. Scott is the retired Chairman (1987) of Richardson-Vicks, Inc., a diversified consumer products subsidiary of The Procter & Gamble Company. He served as President and Chief Executive Officer of Richardson-Vicks from 1975 until being named Chairman in 1986. He was a director of Richardson-Vicks from 1975 until his retirement in 1987, and of Procter & Gamble from 1986 until his retirement. Mr. Scott holds a B.A. degree from Brown University. He is a director of Fleet Financial Group, Inc., The Perkin-Elmer Corporation, The
        Stanley Works, and Creative Products Resource, Inc. Mr. Scott serves as a member on the Company's compensation committee and as a member on the Company's nominating committee.

              Thomas T. Taylor, 53, has served as a director since September 1990. Mr. Taylor has been President and a director of Chesapeake Securities Research Corporation (formerly known as Offutt & Taylor, Inc.), an investment banking firm located in Towson, Maryland, since 1983. From 1983 to November 1984, Mr. Taylor was Co-Director of the Chesapeake Research Division of Baker, Watts & Co. and from 1979 to 1983, Mr. Taylor served as Co-Director of the Mid-Atlantic Research Division of Legg Mason Wood Walker, Inc. Mr. Taylor holds a B.A. degree from the University of Virginia and a M.B.A. degree from Loyola College, Baltimore, Maryland. Mr. Taylor became a Chartered Financial Analyst in 1976. Mr. Taylor serves on the Company's compensation and audit committees.

              Douglas Yee, 40, has served as a Director since September 1990. He has been an Associate Professor of Medicine, Division of Medical Oncology, at the University of Texas Health Science Center at San Antonio since September 1993. From August 1988 to June 1989, he was an Instructor in the Department of Medicine at the Georgetown University Medical Center. Dr. Yee received a B.S. degree from the University of Michigan and an M.D. degree from the University of Chicago. Dr. Yee serves on the Company's nominating committee.

        COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

              Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock of the Company. These persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports are required during the fiscal year ended December 31, 1995, one report covering a transaction was filed late on behalf of Dr. Alison Taunton-Rigby.

        Item 11.    EXECUTIVE COMPENSATION.

              The following table sets forth certain information as to the annual and long-term compensation for services to the Company for the Company's last three completed fiscal years of the Company's Chief Executive Officer and four other most highly compensated executive officers of the Company as of December 31, 1995 (collectively the "Named Executive Officers").


                                    Annual Compensation

                                                      Other
                                                       Annual
Name and Principal                                     Compen-
     Position           Year     Salary       Bonus    sation

Alison Taunton-Rigby2   1995   $161,827     $56,639       ---
  President/CEO and     1994
  Director              1993

Jeffrey T. Beaver3      1995    108,077          0        ---
                        1994     97,231
                        1993

Gerald A. Beltz         1995    118,885       9,692       ---
  Vice President,       1994
  Research &            1993
  Development

Deborah B. Grabbe       1995    118,500       9,000       ---
  Vice President        1994
  of Manufacturing      1994
  Operations
Robert B. Kammer, M.D.  1995    178,614     10,385     $55,1104
  Vice President -      1994
 Medical Affairs       1993

Gary E. Long            1995    125,000          0        ---
  Vice President -      1994    125,000          0        ---
  Operations            1993    125,029          0        ---

                                     Long-Term
                                    Compensation

                                       Awards
                                  Restricted
Name and Principal                 Stock       Options        All Other
  Position              Year      Award(s)     /SARs          Compensation1

Alison Taunton-Rigby2   1995        ---        787,500            3,076
 President/CEO and      1994                     ---
 Director               1993                     ---

Jeffrey T. Beaver3      1995        ---        262,500             ---
                        1994
                        1993

Gerald A. Beltz         1995        ---          ---                514
 Vice President,        1994
 Research &             1993
 Development

Deborah B. Grabbe       1995        ---          ---                512
 Vice President         1994
 of Manufacturing       1993

Robert B. Kammer, M.D.  1995        ---          ---                772
 Vice President -       1994
 Medical Affairs        1993

Gary E. Long            1995        ---          ---                540
 Vice President -       1994        ---         15,000              540
  Operations            1993        ---          ---                540



        1 The amounts shown for each of the Named Executive Officers represent payments by the Company of term life insurance.

        2 Dr. Taunton-Rigby was appointed President, Chief Executive Officer and Director effective April 6, 1995.

        3 Mr. Beaver became President and Chief Executive Officer on May 9, 1994 and resigned effective April 6, 1995.

        4 $19,510.00 for Tax Reimbursements and $35,600.00 for relocation allowance.







                      OPTION/SAR GRANTS - LONG TERM INCENTIVE PLAN AWARDS



             Individual Grants


Name        Number of     Percent        Exercise     Expira-
(a)        Securities    of Total       of Base      tion Date
             underlying    Options/       Price        (e)
             option/SARs   SARs           ($/Sh.)
             Granted       Granted to     (d)
             (#)           Employees
             (b)           in Fiscal
                           Year
                           (c)




 Alison      787,500                        .37           12/05
 Taunton-
 Rigby

 Jeffrey T.  262,500                        .37           12/05
 Beaver


 Gerald A.       0             ___           ___           ___
 Beltz


 Deborah B.      0             ___           ___           ___
 Grabbe


 Robert B.       0             ___           ___           ___
 Kammer


 Gary E.         0             ___           ___           ___
 Long


Name                           Potential
 (a)                           Realizable Value
                               at Assumed
                               Annual Rates
                               of Stock Price
                               Appreciation
                               for Option Term

                               5%($)          10%($)
                               (f)            (g)

Alison                         179,306.67     460,439.21
Taunton-
Rigby

Jeffrey T.                      59,768.89     153,479.74
Beaver

Gerald A.                         ---
Beltz

Deborah B.                        ---
Grabbe

Robert B.                         ---
Kammer

Gary E.                           ---
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


                                    Number of                 Value of
                                    Unexercised              Unexercised
                                  Options/SARs at           In-the-Money
 Name                             Fiscal Year-End         Options/SARs at
                                                           Fiscal Year-End

                                   Exercisable/            Exercisable/
                                   Unexercisable            Unexercisable

 Jeffrey T. Beaver                 394,250/3,250            $17,719/$0.00
 Gerald A. Beltz                   88,250/29,250                $0.00
 Deborah B. Grabbe                 7,875/14,625                 $0.00
 Robert B. Kammer                  45,500/84,500                $0.00
 Gary E. Long                      85,976/99,750                $0.00
 Alison Taunton-Rigby                787,500/0              $53,156/$0.00



              The Directors' fees, which include retainer fees that are paid quarterly and fees for attendance at the regular meetings of the Board of Directors, for fiscal year end December 31, 1995 were as follows:
        John S. Scott - $33,000 (deferred payment of $5,000 retainer, paid $28,000); Jeffrey T. Beaver - $0; C. Arnold Kalman - $19,500 (deferred payment of $6,000 retainer, paid $13,500; John H. Kellogg - $17,500 (deferred payment of $6,000 retainer, paid $11,500); John M.
        Nelson - $20,500 (deferred payment of $5,000 retainer, paid $15,500);
        W. Samuel Nisbett - $16,500 (deferred payment of $5,000 retainer, paid $11,500); Thomas T. Taylor - $20,500 (deferred payment of $6,000 retainer, paid $14,500); and Douglas E. Yee - $10,500 (deferred payment of $5,000 retainer, paid $5,500). The directors have agreed to accept payment of their retainers for 1995 and fees deferred from 1994 in shares of common stock in the reorganized company. The Board has set the price at $.50 per share.

              The Company entered into employment contracts with several of its officers as described below.

              Dr. Taunton-Rigby has been employed as CBC's President and Chief Executive Officer since April 1995. Dr. Taunton-Rigby entered into an employment agreement with CBC dated April 6, 1995, which provides for an initial term of two years, and an annual salary of $225,000, subject to review on an annual basis. Dr. Taunton-Rigby is eligible for a bonus at the discretion of the Board of Directors. After the first year of the employment term, Dr. Taunton-Rigby may terminate the agreement without liability upon ninety days' written notice.

              Dr. Beltz entered into an employment agreement with CBC on August 21, 1995, with an initial term of two years and an annual salary of $140,000, subject to review on an annual basis. Dr. Beltz is eligible for a bonus in the discretion of the Board of Directors. Dr. Beltz's employment under the agreement may be terminated at any time by either party after August 21, 1997, without liability upon 180 days' prior written notice.

              Ms. Grabbe entered into an employment agreement with CBC on August 21, 1995, with an initial term of two years and an annual salary of $130,000, subject to review on an annual basis. Ms. Grabbe is eligible for a bonus in the discretion of the Board of Directors. Ms. Grabbe's employment under the agreement may be terminated at any time by either party after August 21, 1997 without liability upon 180 days' prior written notice.

              Dr. Kammer entered into an employment agreement with CBC as of August 21, 1995, with an initial term of two years and an annual salary of $150,000, subject to review on an annual basis. Dr. Kammer is eligible for a bonus in the discretion of the Board of Directors. Dr. Kammer's employment under the agreement may be terminated at any time by either party after August 21, 1997, without liability upon 180 day's prior written notice.


        Board Compensation Committee Report on Executive Compensation

              During 1995, the Company continued to operate as a Debtor-in-Possession under the protection of Chapter 11 of the United States Bankruptcy Code. Thus the Company's compensation committee
        (the "Committee") was not working in a normal operating environment and in many respects was unable to play its traditional role of establishing consistent long-term performance-based compensation goals.

              Traditionally, the Company's compensation for its executive officers, including its chief executive officer, has consisted of three key elements: base salary, discretionary annual bonus, and periodic grants of stock options or other long-term compensation. The Committee has historically made judgements as to the components of compensation based upon its review of the Company's results and each individual's performance. The Committee's goal has been to provide an appropriate balance between base salary and incentive compensation awarded upon achievement of long-term goals.

              During 1995, the Company had two chief executive officers. Mr. Beaver, a director (now Chairman of the Board) served as interim chief executive officer beginning in May 1994. During the early months of 1995, the Company conducted a search for a new CEO, which resulted in the election of Dr. Taunton-Rigby as chief executive officer ("CEO") of the Company effective April 6, 1995. Mr. Beaver submitted his resignation as chief executive officer of the Company effective April 6, 1996.

              In determining the terms of Dr. Taunton-Rigby's employment contract, including base salary of $225,000, participation in the Management Bonus Plan, stock options, and other benefits, the Committee reviewed levels of salary and other benefits available to other CEOs in the industry. The Committee believed that the Company must offer competitive compensation in order to attract a person with substantial experience capable of developing the Company's technology and bringing the Company out of bankruptcy. In addition the Committee felt it necessary to provide significant incentives to induce the CEO to undertake the task of guiding the Company through its emergence from bankruptcy. The Committee awarded Dr. Taunton-Rigby a bonus for 1995 of 35% of her salary, one-third in cash and two-thirds in stock of the Company's successor upon emergence of the Company from bankruptcy.

              The Committee also reviewed the salaries of other executive officers, all of whom are under employment contracts. The salaries of Dr. Kammer, Dr. Beltz and Ms. Grabbe were all adapted to the level indicated in their employment contracts. The Committee adopted a management bonus program in March of 1995. The Committee awarded Dr. Kammer, Mr. Beltz and Ms. Grabbe a bonus for 1995 of 20% of their respective salaries, one-third in cash, two-thirds in stock of the reorganized company, prorated to the start date of their employment contracts.

        John H. Kellogg
        John M. Nelson
        John S. Scott
        Thomas T. Taylor


        Performance Graph

              The following graph shows a comparison over a five-year period ending at the end of the Company's last fiscal year of the cumulative total return to the Company's shareholders with the cumulative total return of the Standard & Poor's 500 Composite Index and the NASDAQ Pharmaceutical Index and assumes an investment of $100 on December 31, 1989.


                             1990     1991     1992     1993     1994     1995

S&P500 Composite Index      100.00   120.70   140.70   154.40   156.50   215.40

NASDAQ Pharmaceuticals
      Index                 100.00   265.70   221.10   197.10   148.30   271.90

Cambridge Biotech           100.00   390.00   285.00   100.00     5.00    17.50
















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


          Name and Address of           Number                 Percent
          Beneficial Owner           of Shares (1)             of Class

          Alison Taunton-Rigby (2)       787,500                  3%
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          Gerald A. Beltz (3)             88,250                  *
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          Deborah B. Grabbe (4)            7,875                  *
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          Robert B. Kammer (5)            50,700                  *
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          John S. Scott (6)              431,900                  1.6%
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          Jeffrey T. Beaver (7)          397,083                  1.5%
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          C. Arnold Kalman (8)            54,200                  *
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          John H. Kellogg (9)             73,500                  *
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          John M. Nelson (10)             68,000                  *
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          W. Samuel Nisbet (11)           42,115                  *
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          Thomas T. Taylor (12)           45,000                  *
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          Douglas Yee (13)               181,950                  *
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          Gary E. Long (14)               90,668                  *
          Cambridge Biotech Corporation
          365 Plantation Street
          Worcester, MA  01605

          Directors and Executive (15) 1,392,041                  5.3%
           Officers as a Group

          State of Wisconsin           2,505,000                  9.45%
           Investment Board
          State of Wisconsin
          121 East Wilson Street
          Madison, WI  53707
          ____________
          * Less than 1%


          (1) Share ownership includes shares of Common Stock issuable on exercise of certain outstanding options as described in the footnotes below.

          (2) Includes 787,500 shares which Ms. Taunton-Rigby may acquire upon the exercise of options.

          (3) Includes 84,723 shares which Mr. Beltz may acquire upon the exercise of options.

          (4) Includes 7,875 shares which Ms. Grabbe may acquire upon the exercise of options.

          (5) Includes 45,500 shares which Mr. Kammer may acquire upon the exercise of options.

          (6) Includes 419,900 shares which Mr. Scott may acquire upon the exercise of options.

          (7) Includes 1,000 shares held as custodian for one daughter and 1,000 shares held as custodian for another daughter.
               Mr. Beaver disclaims beneficial ownership of the shares held as custodian for his daughters. Includes 394,250 shares which Mr. Beaver may acquire upon the exercise of options.

          (8) Includes 49,200 shares which Mr. Kalman may acquire upon the exercise of options.

          (9) Includes 60,000 shares which Mr. Kellogg may acquire upon the exercise of options.

          (10) Includes 60,000 shares which Mr. Nelson may acquire upon the exercise of options.

          (11) Includes 40,000 shares which Mr. Nisbet may acquire upon the exercise of options.

          (12) Includes 40,000 shares which Mr. Taylor may acquire upon the exercise of options.

          (13) Includes 138,475 shares held by him alone and 3,475 shares held by his wife alone. Includes 40,000 shares which Mr. Yee may acquire upon the exercise of options.

          (14) Includes 85,876 shares which Mr. Long may acquire upon the exercise of options.

          (15) See footnotes #1-14.


          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               None.




























                                        PART IV

        Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

        (a)1.     Financial Statements

                  The following documents are filed as a part of this report:

                       1.   Report of Independent Accountants
                       2.   Consolidated Balance Sheet at December 31, 1995
                            and 1994
                       3. Consolidated Statement of Operations for the Years ended December 31, 1995 and 1994
                       4.   Consolidated Statement of Cash Flows
                            for the Years Ended December 31, 1995 and 1994
                       5. Consolidated Statement of Shareholders'Equity for the Years Ended December 31, 1995 and 1994
                       6. Notes to Consolidated Financial Statements for the Years Ended December 31, 1995 and 1994

        (a)2.     Financial Statement Schedules

                  Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 1995 and 1994

                  All other schedules are omitted because they are inapplicable, not required under the instructions, or because the information is reflected in the financial statements or notes thereto

        (a)3.     Exhibits


        3.1 Restated Certificate of Incorporation, effective June 15, 1987 (incorporated by reference to Exhibit 4 of Form S-8 Registration Statement, File No. 33-190641).

        3.1.1 Amendment to Certificate of Incorporation dated June 27, 1989, (incorporated by reference to Exhibit 3.1.1 to Form 10-K for fiscal year ended December 31, 1989, File No. 0-12081).

        3.1.2 Amendment to Certificate of Incorporation dated September 7, 1990 together with complete copy of certificate, as amended (incorporated by reference to Exhibit 3.1.2 to Form 10-K for fiscal year ended December 31, 1990, File No. 0-12081).

        3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-12081).





        4.1 Specimen Certificate representing Common Stock of the Company (incorporated by reference to Exhibit 4.1 to Form 10-K for fiscal year ended December 31, 1990, File No. 0-12081).

        4.2 Shareholder Rights Agreement dated March 17, 1989 (incorporated by reference to Exhibit 1 to Current Report on Form 8-K dated March 20, 1989, File No. 0-12081).

        04.3      Long Term Debt.

        *10.1 License Agreement with Harvard University dated May 1, 1987 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for fiscal year ended December 31, 1987, No. 0-12081).

        *10.1.1 Amendment to License Agreement with Harvard University (incorporated by reference to Exhibit 10.8.1 to Annual Report on Form 10-K for fiscal year ended December 31, 1988, No. 0-12081).

        *10.2 License Agreement with National Technical Information Service, a primary operating unit of the United States Department of Commerce, dated February 1, 1989 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for fiscal year ended December 31, 1988, No. 0-12081).

        *10.3 Contract Research and License Agreement with Virbac Laboratories dated July 6, 1983 (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for fiscal year ended December 31, 1983, No. 0-12081).

        *10.3.1   Amendment to Agreement with Virbac Laboratories
                  (incorporated by reference to Exhibit 10.10.1 to Annual Report on Form 10-K for fiscal year ended December
                  31, 1988, No. 0-12081).

        *10.4 Lease for Worcester, Massachusetts facility (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for fiscal year ended December 31, 1986, No. 0-12081).

        10.5      Lease for Shrewsbury, Massachusetts facility
                  (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for fiscal year ended December 31, 1988, No. 0-12081).

        10.5.1 Extension and Amendment of Lease for Shrewsbury, Massachusetts facility (incorporated by reference to Exhibit 10.5.1 to Annual Report on Form 10-K for fiscal year ended December 31, 1993, No. 0-12081).

        *10.6 Agreement with Massachusetts Institute of Technology dated as of November 1, 1985, and amendment thereto (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for fiscal year ended December 31, 1988, No. 0-12081).

        *10.7     Agreement with University of Massachusetts dated
                  November 1, 1984 (incorporated by reference to Exhibit
                  10.19 to Amendment No 2 to Annual Report on Form 10-K for fiscal year ended December 31, 1986, No. 0-12081).

        10.9 Master Agreement with SelfCare, Inc. and Cambridge Biotech Limited dated November 23, 1994 (incorporated by reference to Current Report on Form 8-K dated November 30, 1994, File No. 0-12081).

        TM10.10    1989 Stock Award and Option Plan, adopted May 23, 1989,
                  as amended (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for fiscal year ended December 31, 1991, File No. 0-12081).

        10.11 Master Equipment Lease and Pledge Agreement with Fleet Credit Corporation dated September 5, 1989, as amended (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for fiscal year ended December 31, 1989, File No. 0-12081), as amended.

        10.11.1 Amendment and Restated Pledge Agreement to Master Equipment Lease and Pledge Agreement with Fleet Credit Corporation dated September 6, 1989 (incorporated by reference to Exhibit 10.14.1. to Annual Report on Form 10-K for fiscal year ended December 31, 1993, No. 0-12081).

        10.12 Lease Agreement for premises located at 1 Taft Court, Rockville, Maryland, dated March 11, 1985, between William M. Rickman and Biotech Research Laboratories, Inc. (incorporated by reference to Exhibit 10.21 to Form 10-K for fiscal year ended December 31, 1990, No. 0-12081).

        10.13 Lease Agreement for premises located at 1 Taft Court, Rockville, Maryland 20852, dated August 25, 1987, between William M. Rickman and Biotech Research Laboratories, Inc. (incorporated by reference to Exhibit 10.22 to Form 10-K for fiscal year ended December 31, 1990, No. 0-12081).

        *10.14 License, Development and Supply Agreement with SmithKline Beecham p.l.c. dated as of September 11, 1992, as amended by agreement dated as of March 31, 1993, (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for fiscal year ended December 31, 1992, No. 0-12081).

        10.15 Amendment to Lease Agreement for Worcester, Massachusetts facility, (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for fiscal year ended December 31, 1992, No. 0-12081).

        o10.16 Sublease Agreement between CBC and Dyn Corporated dated April 6, 1995, for 1,044 square feet of office and laboratory space in a building located at 1 Taft Court Rockville, MD.

        TMo10.17   Employment Agreement between CBC and Alison Taunton-
                  Rigby, dated April 6, 1995.

        TMo10.18   Employment Agreement between CBC and Gerald A. Beltz,
                  dated August 21, 1995.

        TMo10.19   Employment Agreement between CBC and Deborah Blackburn
                  Grabbe, dated August 21, 1995.

        TMo10.20   Employment Agreement between CBC and Robert B. Kammer,
                  dated August 21, 1995.

         TMo10.21   Management Bonus Program.

        o22.      Subsidiaries of the registrant.

        o23.1     Consent of Coopers & Lybrand, L.L.P.

        o27.      Financial Data Schedule

        ____________________
        *   Confidential treatment previously granted.
        o Filed herewith as part of this Annual Report on Form 10-K TM Management contract or compensatory plan.


        (b)       Reports on Form 8-K filed in 1995

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











                         REPORT OF INDEPENDENT ACCOUNTANTS


        We have audited the consolidated financial statements and the financial statement schedule of Cambridge Biotech Corporation (debtor in possession, effective July 7, 1994) listed in Item 14(a)1. of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Biotech Corporation as of December 31, 1995 and 1994 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

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


        Boston, Massachusetts              /s/ Coopers & Lybrand L.L.P.

        March 20, 1996
                         Cambridge Biotech Corporation
                            (Debtor-In-Possession)
                          Consolidated Balance Sheet
                       As of December 31, 1995 and 1994

Assets                                    1995                    1994
- ------                                    ----                    ----
Current Assets:
 Cash and cash equivalents             $6,855,751               $8,537,791
 Marketable securities
   (Notes 2 and 12)                       216,162                   ---
 Accounts receivable - trade
   (less allowance for doubt-
   ful accounts of $160,000 and
   $150,000, respectively)              2,638,024                2,875,612
 Other receivables                        125,831                   92,624
 Inventories (Note 4)                   4,367,831                3,965,668
 Prepaid expenses and other
   current assets                         695,455                  836,285
                                        ---------                ----------
         Total Current Assets          14,899,054               16,307,980

Investments (Note 5)                          ---                  110,586

Property, Plant, and Equipment,
 Net (Note 6)                           6,985,523                9,883,820

Patents and Purchased Technology,
 Net (Note 7)                           1,054,579                2,094,493

Other Assets                              105,423                  105,791
                                        ---------                ---------
Total Assets                          $23,044,579              $28,502,670
                                       ==========               ==========

Liabilities & Shareholders' Equity
- ----------------------------------

Current Liabilities:
 Accounts payable                      $  850,480               $  524,426
 Accrued royalties                      1,192,169                  372,550
 Accrued professional fees                753,244                  522,548
 Accrued incentive
  compensation (Note 14)                1,457,622                  627,407
 Accrued expenses (Note 8)              2,258,196                1,284,912
 Deferred revenue (Note 16)               410,739                4,089,670
                                        ---------                ---------
    Total Current Liabilities           6,922,450                7,421,513

Deferred Revenue (Note 16)              2,287,315                2,698,904

Liabilities Subject To Chapter 11
  Proceedings    (Notes 9 and 10)       9,880,309                9,714,572

Commitments and Contingencies
  (Note 13)                             ---------                ---------

Total Liabilities                      19,090,074               19,834,989

Minority Interest                           8,989                      ---

Shareholders' Equity (Note 14):
   Preferred stock, par values: $.01
    per share, authorized: 5,000,000
    shares, none issued                       ---                     ---
   Common stock, par value: $.01 per
    share, authorized: 40,000,000
    shares, issued: 26,057,006
    shares in 1995 and 1994               260,570                 260,570
   Additional Paid in Capital         120,382,104             120,211,479
   Unearned Compensation                 (138,088)               (186,844)
   Deficit                           (116,559,070)           (111,617,524)
                                     -------------           -------------
Total Shareholders' Equity              3,945,516               8,667,681
                                     -------------           -------------
Total Liabilities and Shareholders'
 Equity                               $23,044,579             $28,502,670
                                     =============           =============
The accompanying notes are an integral part of the consolidated financial statements
- -----------------------------------------------------------------------------
                       Cambridge Biotech Corporation
                          (Debtor-In-Possession)
                   Consolidated Statement of Operations
               For the Years Ended December 31, 1995 and 1994

                                         1995                  1994
                                         ----                  ----
Revenue:
 Product sales                       $20,854,268           $16,683,287
 Research and development              5,136,857             4,334,197
 Royalties                             1,877,283             1,082,375
                                      ----------            ----------
                                      27,868,408            22,099,859
Cost and expenses:
 Cost of sales                        16,155,619            14,485,330
 Research and development              6,453,816             5,859,652
 Sales, general and administrative     9,955,384            10,273,822
 Loss on impairment of assets
  (Notes 6 and 7)                            ---             2,879,707
                                       ---------            ----------
                                      32,564,819            33,498,511
Other:
 Other income and interest expense
  net of interest income
  (Notes 9 and 12)                       580,612              (472,582)
Loss from continuing operations
  before reorganization items and      ---------             ---------
  income tax benefit                  (4,115,799)          (11,871,234)

Reorganization items (Note 1):
 Professional fees                    (1,200,188)             (610,832)
 Provision for rejected
  executory contracts                        ---              (357,501)
 Interest earned on accumulated
  cash resulting from Chapter 11
  proceedings                            387,407                99,579
                                       ---------             ---------
      Total reorganization items      (  812,781)             (868,754)

Loss from continuing operations        ---------             ----------
 before income tax benefit            (4,928,580)           (12,739,988)

Income tax (expense)/benefit              (3,977)               207,396
                                       ----------            ----------
Loss before minority interest         (4,932,557)           (12,532,592)

Minority Interest                         (8,989)                   ---
                                       ----------            ----------
Loss from continuing operations       (4,941,546)           (12,532,592)

Discontinued operations (Note 3):
     Loss from operations                    ---             (2,261,964)
     Loss on disposal                        ---             (7,481,710)
                                       ----------            -----------
Net Loss                             ($4,941,546)          ($22,276,266)
                                       ==========            ===========
Net loss per weighted average
 number of common shares:
  Continuing operations                   ($0.19)                ($0.48)
  Discontinued operations                  $0.00                 ($0.38)
                                        ---------             ----------
Net Loss per share                        ($0.19)                ($0.86)
                                        =========             ==========
Weighted average number of
 common shares outstanding            26,057,006             25,858,608

 The accompanying notes are an integral part of the consolidated financial statements
 -----------------------------------------------------------------------------
                        Cambridge Biotech Corporation
                          (Debtor-In-Possession)
                    Consolidated Statement of Cash Flows
               For the years ended December 31, 1995 and 1994

Cash Flows From Operating Activities:          1995             1994
                                               ----             ----
Net Loss                                  ($4,941,546)     ($22,276,266)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization            4,736,689         4,282,125
   Provision for doubtful accounts             61,065            46,697
   Non-cash compensation expense              219,381           160,253
   Loss on sale of property,
     plant, and equipment                         ---            60,343
   Loss from impairment of assets                 ---         2,879,707
   Receipt of marketable securities          (216,162)              ---
   Minority interest                            8,989               ---
   Loss on disposal of discontinued
     operations                                   ---         7,481,710
   Loss on disposition and write
     down of investments                      110,586           531,155
   Changes in assets and liabilities,
     net of effects of disposed
     businesses:
    Accounts and other receivables            143,316           974,979
    Inventories                              (402,163)        1,524,269
    Deferred revenue                       (4,090,520)         (468,819)
    Prepaid and other current assets          140,830          (275,089)
    Accounts payable and other
     liabilities                            3,349,347         2,257,680
    Income taxes payable                          ---          (183,708)
    Other assets                                  368            44,261
    Discontinued operations -
      non cash and working capital
      changes                                     ---          (134,235)
                                             --------          --------
         Net cash used by
         operating activities                (879,820)       (3,094,938)

Cash Flows From Investing Activities:
    Proceeds from sale of marketable
     securities                                   ---         4,139,562
    Proceeds on sale of discontinued
     operations                                   ---         2,391,256
    Purchases of property, plant, and
     equipment                               (593,551)       (2,118,359)
    Proceeds from sale of property,
     plant, and equipment                         ---            84,750
    Proceeds from collection of note
     receivable                                   ---         1,000,366
    Patents                                  (204,927)         (266,332)
    Financing activities of discon-
     tinued operations                            ---            31,152
                                              --------        ---------
       Net cash (used)/provided by
          investing activities               (798,478)        5,262,395

Cash Flows From Financing Activities:
    Issuance of common stock                      ---         6,832,513
    Payment on long-term obligations           (3,742)       (1,377,449)
                                              --------        ---------
       Net cash (used)/provided by
        financing activities                   (3,742)        5,455,064

     Effect of exchange rate changes on
       cash and cash equivalents                  ---            31,107
                                              --------        ---------
Net (decrease)/increase in cash and
  cash equivalents                         (1,682,040)        7,653,628
Cash and cash equivalents at the
  beginning of the year                     8,537,791           884,163
                                            ----------        ---------
Cash and cash equivalents at the
  end of the year                          $6,855,751        $8,537,791
                                            =========         =========
Supplemental disclosures:
- ------------------------
Income taxes refunded                      $   ---            ($141,814)
                                            =========         =========
Interest paid                              ($  ---  )          $254,026
                                            =========         =========
The accompanying notes are an integral part of the consolidated financial statements
- ----------------------------------------------------------------------------
                         Cambridge Biotech Corporation
                            (Debtor-In-Possession)
                  Consolidated Statement of Shareholders' Equity
                  For the years ended December 31, 1995 and 1994

                               Common Stock         Additional
                               ------------          Paid-In       Unearned
                           Shares        Amount      Capital     Compensation
                           ------        ------     ----------   ------------
BALANCE,
DECEMBER 31, 1993        23,403,445     $234,034    $113,854,636   ($796,231)

Private placement of
 common stock             2,589,100       25,891       6,609,357       ---

Stock issued for the
 employee stock purchase
 plan                        50,761          508         154,313       ---

Exercises of warrants,
 options, and other
 shares issued               13,700          137          42,307       ---

Forfeiture of discounted
 stock options                ---            ---        (449,134)    449,134

Compensation expense
 recognized                   ---            ---         ---         160,253

Net loss                      ---            ---         ---           ---

Translation adjustment        ---            ---         ---           ---
                           ---------       --------    ----------    --------
BALANCE,
DECEMBER 31, 1994        26,057,006      260,570     120,211,479    (186,844)

Compensation expense
 recognized                   ---            ---         170,625      48,756

Net loss                       ---            ---          ---          ---

                         ----------------------------------------------------
BALANCE,
DECEMBER 31, 1995        26,057,006     $260,570    $120,382,104   ($138,088)
                         ====================================================
  The accompanying notes are an integral part of the financial statements
- ------------------------------------------------------------------------------
                         Cambridge Biotech Corporation
                            (Debtor-In-Possession)
                  Consolidated Statement of Shareholders' Equity
                  For the years ended December 31, 1995 and 1994

                                       Cumulative
                                       Translation
                           Deficit     Adjustment        Total
                           -------     ---------       ----------
BALANCE,
DECEMBER 31, 1993      ($89,341,258)  ($1,934,051)    $22,017,130

Private placement of
 common stock                ---           ---          6,635,248

Stock issued for the
 employee stock
 purchase plan               ---           ---            154,821

Exercises of warrants,
  options, and other
  shares issued              ---           ---             42,444

Forfeiture of discounted
  stock options              ---           ---              ---

Compensation expense
  recognized                 ---           ---            160,253

Net loss                (22,276,266)       ---        (22,276,266)

Translation adjustment        ---       1,934,051       1,934,051
                           ---------     --------        -----------
BALANCE,
DECEMBER 31, 1994      (111,617,524)       ---          8,667,681

Compensation expense
  recognized                  ---            ---          219,381

Net loss                 (4,941,546)         ---       (4,941,546)

                         -----------------------------------------
BALANCE,
DECEMBER 31, 1995     ($116,559,070)         ---       $3,945,516
                      ===========================================

  The accompanying notes are an integral part of the financial statements








         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The financial statements include Cambridge Biotech Corporation and its subsidiaries, Biotech Research Laboratories, Inc., FSC (FSC), and Cambridge Affiliated Corporation (CAC), of which CBC owns 51%. Cambridge Biotech Ltd.
         (CBL), a subsidiary, was sold during 1994 (see Note 3) and is no longer included in the Company's Consolidated Balance Sheet. CBL's revenue and expenses from January 1, 1994 to July 21, 1994 are reflected on the Statement of Operations as a loss from discontinued operations. Cambridge Biotech International Corporation ("CBIC") ceased operations in 1994 (see Note 3). FSC is a foreign sales corporation which was dissolved by the Company on January 27, 1995. All significant intercompany transactions and accounts have been eliminated.





         Nature of Operations - The Company is in the business of developing, manufacturing and marketing products for the prevention, detection, and treatment of diseases in humans and animals. Its Diagnostic Division has developed an extensive line of diagnostic products for the detection of infectious diseases. Its Biopharmaceutical Division has and is developing vaccines and other products that stimulate the immune system to control or prevent infectious diseases and cancer. The principal market for the Company's products are in the U.S. The Diagnostic Division is responsible for a significant portion of the Company's total revenues.

         The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

         Basis of Presentation - Certain prior year amounts have been reclassified to conform with current year presentation.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents - The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include money market accounts, certificates of deposit, commercial paper and short-term investments.

         Concentrations of Credit Risk - At December 31, 1995, the Company has 83% of its cash and cash equivalents invested in commercial paper of three financial institutions in the following percentages: 55%, 27% and 18%. The remaining cash and cash equivalents are primarily in government-backed securities. All of the above mentioned securities had maturities of less than 45 days as of December 31, 1995.

         Marketable Securities - The Company has classified its marketable securities as "available for sale". All marketable securities represent shares of common stock of one insurance company and are valued at fair value which approximates cost. There are no realized or unrealized gains in 1995.

         Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.





         Property, Plant and Equipment - Property, plant and equipment are recorded at cost. However, the Company evaluates its property, plant and equipment based upon undiscounted cash flows and states their net realizable value in accordance with the Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). Depreciation for financial accounting purposes is computed substantially by the straight-line method to amortize the cost of various classes of assets over their estimated useful lives. The estimated useful lives of the assets are as follows:

                                                      Useful Life
         Buildings                                        30
         Furniture, fixtures and equipment               3 - 10
         Leasehold and building improvements      Lesser of Useful Life
                                                 for the Term of the Lease

         Maintenance and repairs are charged to operations as incurred, whereas additions and improvements are capitalized. Gains and losses on the disposition of properties, if reflected in earnings and the related asset costs and accumulated depreciation, are removed from the respective accounts.

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

         Revenue Recognition - Revenue from product and service sales is recognized at the time of the product shipment or performance of the service. Revenue from research and development contracts is deferred and recognized over the contractual periods as services are performed. In addition, research agreements which have established payments for distinct achievements or phases are recorded as income as earned. The initial fee in alliance agreements is recognized when a definitive agreement is reached and no contingent factors are present.

         Research and Development Costs - Research and development costs are charged to operations as incurred.

         Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the current statutory tax rates.





         Net Loss Per Share - The net loss per share is computed based on the weighted average number of shares of common stock outstanding during each period. Common equivalent shares are not included in the per share calculation because the effect of their inclusion would be anti-dilutive.

         3.   DISCONTINUED OPERATIONS

         On July 21, 1994 the Company's wholly-owned Irish subsidiary, CBL, filed for protection of the Irish High Court and an Examiner was appointed pursuant to the Irish Companies Act of 1990. At July 21, 1994 CBL's debt to the Company represented approximately 92% of CBL's total liabilities.

         The appointment of the Examiner and the doubtful recovery of the Company's investment in CBL have led the Company to conclude the measurement date, under the Accounting Principles Board Statement No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), to be July 21, 1994. Consequently the accompanying financial statements for 1994 include a loss of $2,129,000 from the discontinued operations for the period January 1, 1994 through July 21, 1994. Net revenues from discontinued operations were $1,952,000 for the period prior to disposal.

         On November 30, 1994 the Company sold its interest in CBL's debt and equity to SelfCare, Inc. (a U.S. Corporation). Total consideration for the transaction was approximately $2.1 million. CBL was classified as a discontinued operation as of the July 21, 1994 measurement date and a $6,963,000 charge was recorded for the loss in 1994.

         The Company, through the acquisition of certain assets of Codiapharm, S.A. in November, 1991 obtained product registration rights and distribution contracts for the sale of products manufactured by CBL, the Company's Irish subsidiary. These assets were recorded by the Company's subsidiary CBIC. Effective with the disposal of CBL, the Company has written off the value of CBIC's assets, and included this loss of $519,000 in the loss on disposal in 1994.

         On March 11, 1994 the Company sold its 54% ownership of ADI Diagnostics, Inc. to the minority shareholder, Biomira Inc., and received net proceeds of $910,000 in 1994. The Company had accounted for ADI as a discontinued operation in 1993, and accordingly, consistent with APB 30, the results of ADI and loss on disposal are not included in the accompanying financial statements.





         4.   INVENTORIES

         Inventories consist of the following at December 31:

                                            1995               1994
                                            ------             ------
         Finished Goods                $   680,712         $  559,321
         Work in process                 2,887,150          2,735,664
         Raw Materials and supplies        799,969            670,683
                                        ----------         ----------
                                       $ 4,367,831         $3,965,668
                                         =======             =======
         5.   INVESTMENTS

         The Company owns a 19% interest in GRF Corporation (GRF) as part of a joint venture formed to develop and market human growth hormone releasing factor (GHRF) thought to be beneficial in the treatment of osteoporosis and other diseases. The remainder of this company is beneficially owned by BioNebraska, Inc. and R&C Enterprises, Inc. The Company provided the initial funding of $2 million. GRF is conducting a pilot study testing the use of GHRF to treat osteoporosis. Depending on the results of the pilot study, the Company has the right to fund additional studies and potentially increase its equity interest in the joint venture. While growth hormone levels have increased in the majority of patients in response to treatment, the data are incomplete. The Company has recorded valuation adjustments of $111,000 and $226,000 in the Company's 1995 and 1994 Statement of Operations, respectively for its investment in GRF. Due to the uncertainty that the joint venture will be able to raise additional funding to support its activities, this investment has been fully written off.

         The Company had an investment in ImmuCell Corporation, which was accounted for on the cost method. In December, 1994 the Company sold its interest in ImmuCell for $309,000, recognizing a $306,000 loss in 1994.





         6.   PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consists of the following at
         December 31:
                                                 1995          1994
                                                 ------      ------
              Land                          $    647,031   $   647,031
              Buildings                        3,356,525     3,356,525
              Furniture, fixtures, and        13,328,707    13,080,062
                equipment
              Leasehold and building           6,779,949     6,684,335
                improvements
              Property leased to others          987,889       987,889
              Leased equipment                    20,588        20,588
                                           -------------     ---------
                   Sub-total                  25,120,689    24,776,430
              Less accumulated depreciation
                   and amortization         (18,135,166)  (14,892,610)
                                          -------------    -----------
                                           $   6,985,523   $ 9,883,820
                                              =========       ========

         Total depreciation expense during 1995 and 1994 was $3,492,000 and $3,174,000, respectively. Accumulated depreciation on property leased to others was $603,000 and $588,000 at December 31, 1995 and 1994, respectively.

         As a result of the Company filing for reorganization under Chapter 11, the Company evaluated its facilities in Rockville, Maryland based upon undiscounted future cash flows and stated them at net realizable value in accordance with FAS 121. Accordingly, the Company recognized an impairment loss of $1,145,000 on its property and plant in Rockville during 1994.

         7.   PURCHASED TECHNOLOGY AND INTANGIBLES

         Purchased technology and intangibles consist of the following at December 31:
                                                    1995          1994
                                                    ----          ----
         Purchased technology                $ 3,451,366   $ 3,451,366
         Patents and patent support              948,965       744,038
                                               ---------    ----------
                   Sub-total                   4,400,331     4,195,404
         Less accumulated amortization       (3,345,752)   (2,100,911)
                                              ----------   -----------
                                             $ 1,054,579   $ 2,094,493
                                               =========     =========

         Total amortization expense was $1,245,000 and $1,107,000 in 1995 and 1994, respectively.





         As a result of the Company filing for reorganization under Chapter 11, the Company evaluated its intangible assets based upon undiscounted future cash flows and stated them at net realizable value in accordance with FAS 121. Accordingly, the Company recognized an impairment loss in 1994 of $1,734,000 on certain purchased technology.

         8.   ACCRUED EXPENSES

         Accrued expenses consist of the following at December 31:

                                                    1995          1994
                                                   -----         -----
         Contract obligations                 $  975,000     $   - - -
         Compensation                            321,023       301,642
         Rockville restructuring charge          257,000       378,000
         Other                                   705,173       605,270
                                               ---------      --------
                                             $ 2,258,196   $ 1,284,912
                                               =========     =========

         During 1992 the Company recorded a restructuring charge for the consolidation of the Rockville manufacturing facilities and processes into the Worcester, Massachusetts and Galway, Ireland locations. The Company made $121,000 and $351,000 in 1995 and 1994, respectively, in payments against this reserve. The remaining balance of $257,000 at December 31, 1995 consists of estimated severance costs and related expenses.

         9.   DEBT

         The Company was in default of its debt agreements as of December 31, 1995 and 1994, with the exception of the capital lease agreement, and the balance is included in liabilities subject to Chapter 11 proceedings (Note 10). The debt consists of the following at December 31:





                                                    1995          1994
                                                   -----         -----
         Building loan; interest at prime
         plus 1/2%:                          $ 3,719,500   $ 3,719,500

         Building loan; interest at 8%;          292,659       292,659

         Equipment capital lease; interest at
         9.5%; due December 1997; payments of
         $433 per month including interest;
         collateralized by the leased
         equipment                                10,390        15,580
                                              ----------     ---------
                                               4,022,549     4,027,739
         Less: amount representing interest
         included in the capital lease           (1,329)       (2,777)
                                              ---------       --------
         Debt                                $ 4,021,220  $  4,024,962
                                               =========     =========

         The two building loans are collateralized by land, buildings and improvements with a carrying value of approximately $3,950,000. These loans are in default because of the Company's Chapter 11 filing; however, payment has been stayed by the Bankruptcy Court, pending resolution of the Chapter 11 proceedings. The prime rate was 8.5% at December 31, 1995 and 1994, respectively.

         10.  LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS

         As described in Note 1, since July 7, 1994 the Company has been operating as debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In Chapter 11 cases, substantially all liabilities of the debtor as of the date of the filing of the petition for reorganization will be subject to settlement under the plan or plans of reorganization. These amounts may be subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Accordingly, the ultimate amount of, and settlement terms for, such liabilities is not presently determinable.

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

         The principal categories of claims included in Liabilities Subject to Chapter 11 Proceedings in the Consolidated Balance Sheet are set forth below:

                                                    1995          1994
                                                    ----          ----
         Priority liabilities                   $ 14,870    $   41,405
         Collateralized Debt (see Note 9)      4,021,220     4,024,962
         Prepetition unsecured liabilities     5,844,219     5,648,205
                                               ---------     ---------
                   Total                     $ 9,880,309   $ 9,714,572
                                               =========     =========

         These amounts represent management's best estimate of all valid claims. Such claims remain subject to future adjustments depending on negotiations and actions of the Bankruptcy Court, further developments with respect to the disputed claims, whether or not such claims are secured, the value of any security interests securing any of such claims, and other events.

         11.  INCOME TAXES

         A reconciliation between the amount of reported income tax expense/(benefit) and the amount computed using the U.S. federal statutory rate of 34% is as follows for the years ended December 31:
                                                    1995          1994
                                                    ----          ----
         Tax benefit at federal statutory rates  (34.0%)       (34.0)%

         Losses without tax benefit                34.0%        34.0 %
         Other                                      0.1%       (1.6) %
                                                 -------        ------
         Reported provision/(benefit) for
              income taxes                          0.1%        (1.6)%
                                                   =====         =====

         The components of the deferred tax assets and liabilities are as follows (in millions):





                                                        December 31,
                                                        -----------
                                                    1995          1994
         Current:                                   ----          ----
              Inventory                           $  0.5         $ 1.1
              Other                                  0.3           0.2
                                                  ------         -----
                        Total current                0.8           1.3
         Noncurrent:

              Federal & state net operating losses  27.4          21.1
              Capital loss carryover                 7.2             -
              Federal tax credits                    1.2           1.1
              Depreciation and amortization          2.2           4.0
              Restructuring and other costs          2.0           1.5
                                                   -----          ----
                        Total noncurrent            40.0          27.7
                                                  ------        ------
                        Sub-total                   40.8          29.0

                   Less: valuation allowance      (40.8)        (29.0)
                                                  ------        ------
                        Net deferred tax asset  $   ---      $     ---
                                                ========     =========

         Deferred tax accounting requires that a valuation reserve be established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation reserve has been established for the full amount of the deferred tax asset.

         As of December 31, 1995, the Company had approximately $58,000,000 of federal net operating loss (NOL) carryforwards. These loss carryforwards expire through the year 2010. Utilization of these NOL's may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code of 1986. The Company's NOL's are subject to review by the Internal Revenue Service and various state tax authorities. In addition, these NOL's and other tax attributes may be adversely impacted by the bankruptcy proceedings (see Note 1).

         12.  RENTAL AND OTHER INCOME

         The Company receives rental income on certain property and equipment from various tenants and sub-tenants under noncancelable leases which extend to 1997. The Company received $286,000 and $458,000 in rental income in 1995 and 1994, respectively. The Company records the expenses associated with the rental income by aggregating the expenses with the rental income in Other Income/ Expense on its Statement of Operations. The Company incurred approximately $75,000 and $420,000 in expenses during 1995 and 1994, respectively, in regard to these leases. Future minimum rentals on noncancelable operating leases for the year ended December 31, 1995 are as follows:





                   1996                                      $ 268,840
                   1997                                        144,760
                   Thereafter                                        -0-
                                                            ----------
                   Total future minimum rentals              $ 413,600
                                                             =========
         In 1995, the Company received stock valued at $216,000 as a result of the demutualization of the Company's ownership position in one of its employee benefit providers. The stock was valued at fair market value at the date of receipt.

         13.  COMMITMENTS AND CONTINGENCIES

         Leases - The Company has entered into operating lease agreements for its executive offices, warehouse, research laboratories, manufacturing facilities, and office equipment. The base lease periods range from two to ten years. Two leases contain renewal options, the first for one five-year period and the second for two five-year periods. Several leases contain escalation clauses for increases in real estate taxes from the base year, as well as minimum rental increases for the change in the Price Index, not to exceed 3% of the previous year's rent. Costs incurred under the operating leases are recorded as rent expense and totaled $1,161,000 and $1,406,000 for real estate and $9,400 and $632,000 for equipment in 1995 and 1994, respectively.

         As of December 31, 1995, the future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

              Year Ending                                         Real
              December 31              Equipment               Estate

                1996                   $    2,738         $  1,068,408
                1997                          456                - - -
                                            -----            ---------
         Total minimum lease payments  $    3,194         $  1,068,408
                                            =====           ==========

         Employment and Consulting Agreements - The Company has agreements with various consultants and key employees, with terms ranging, generally, from one to three years. These agreements provide for future aggregate annual payments of approximately $916,000. Costs incurred and charged to operations under these contracts aggregated $1,422,000 and $2,724,000 in 1995 and 1994, respectively.

         Other Agreements - The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of product sales subject, in some cases, to certain minimum annual amounts; these minimums total approximately $250,000. Total royalty expense was $1,707,000 and $1,109,000 in
         1995 and 1994, respectively.





         Contingencies - During 1992, the Company paid $2,300,000 to Alfa-Laval, a Swedish company, to acquire its fibronectin binding technology for use in mastitis vaccines and certain other products. In 1995 the Company recorded $700,000 in expenses for the granting of certain patents on this technology. The agreement provides for additional payments to Alfa-Laval conditioned upon the first commercial sale of future vaccines at $1,333,000 per vaccine, and up to $1,300,000 conditioned upon the granting of additional patents in the United States and Europe on the technology acquired.

         In November 1993, five civil actions were commenced in the United States District Court, District of Massachusetts, against the Company, certain of its officers, and in three of the actions, the Company's former auditors. The actions were instituted by persons alleging to be shareholders of the Company and to be representative of a class of shareholders claiming damages resulting from alleged violations of securities laws by defendants in connection with the 1992 results of the Company and the restatement thereof. The actions have been consolidated under the caption In Re: Cambridge Biotech Corporation Securities Litigation, Civil Action No. 93-12486-REK. In February, 1996 the plaintiffs agreed to settle all claims against the Company and the individual defendants and pleadings were filed with the United States District Court for the District of Massachusetts for the purpose of approving the settlement. Under the terms of the Settlement, the class members will be entitled to receive their pro rata share of: 25% of the shares of a new company which will be formed under "the Company's" Chapter 11 reorganization plan, and 90% of any recoveries from prosecution of claims, if any, against the Company's former accountants. The Company shall be entitled to receive 10% of any recoveries from prosecution of such claims. These agreements preliminarily have been approved by the United States District Court and will be incorporated into the Company's plan of reorganization. The settlement is subject to the confirmation of a plan of reorganization by the U.S. Bankruptcy Court.





         In March 1995, an Adversary Proceeding No. 95-4074 was commenced in the Bankruptcy court, by Institut Pasteur and Genetic Systems Corporation alleging patent infringement and asking for damages and injunctive relief. The Company filed an answer and counterclaim denying the plaintiff's allegations and alleging a breach by Institute Pasteur of its license agreement with the Company. On September 1, 1995, the Bankruptcy Court issued a summary judgment upholding the Company's license under two patents issued to Institut Pasteur to commercialize diagnostics tests for the HIV-2 strain of the AIDS virus. The Bankruptcy Court also ruled that the Company's HIV-1 Western blot confirmatory test infringes a third patent issued to Institut Pasteur, and enjoined the Company from the manufacture and sale of the HIV-1 Western blot test. On January 5, 1996, the Bankruptcy Court lifted its injunction with respect to the Company's production and sale of the HIV-1 Western blot kits. The Court ruled that the Company has a license for the HIV-1 patent and must pay a royalty on related sales. Institut Pasteur has appealed the Bankruptcy's Court's ruling. While the final outcome of these patent issues cannot be determined with certainty, if the Bankruptcy Court rulings are sustained, management believes that the outcome will not have a material adverse effect on the Company's results of operations or its financial position.

         In July of 1994, the Securities and Exchange Commission issued an Order Directing Private Investigation in the matter of Cambridge Biotech Corporation, investigating matters pertaining to the Company's financial statements, its public filings and the offerings of its securities. The Company is cooperating fully with the investigation which is ongoing.

         GRF Corporation (see Note 5) is conducting a pilot clinical study testing the use of growth hormone releasing factor to treat osteoporosis. Depending on the results of the pilot study, the Company has the right to fund additional studies and potentially increase its equity interest in the joint venture. While growth hormone levels have increased in the majority of the patients in response to treatment, the data are incomplete.

         The Company has and is engaged in negotiations of various contracts, license agreements and other claims with other parties regarding issues generally incidental to the normal course of business. While the outcome of these negotiations and the ultimate liability from these discussions is difficult to determine, in the opinion of management any additional liability will not have a material effect on the Company's financial position, liquidity, or results of operations.

         14.  CAPITALIZATION OF COMPANY

         Effective upon the Company's reorganization under Chapter 11, all outstanding stock options, except for options on 1,313,000 shares granted in December 1995, will be cancelled.





         Capital Stock - In the first quarter of 1994 the Company issued 2,589,000 shares in connection with a shelf offering. The offering raised net proceeds of $6,635,000 after deducting legal costs and other expenses associated with the offering.

         Stock Option and Purchase Plans - The Company has three stock option plans. A plan adopted in 1985 and amended in 1987 provides for non-qualified stock options and stock appreciation rights
         available only to non-employee consultants.   A stock option plan
         adopted in 1989 and amended in 1991 provides the granting of incentive stock options to employees and non-qualified stock options, discounted stock options, restricted stock, deferred stock and stock appreciation rights to employees, officers, consultants and advisors. A stock award and option plan for directors was adopted November 19, 1991 and subsequently approved at the shareholders' annual meeting on May 19, 1992. The plan provides for the granting of incentive stock options, restricted stock, deferred stock and stock appreciation rights to directors. No stock appreciation rights or deferred stock had been granted through December 31, 1995.

         On November 19, 1991, the Company's Board of Directors approved a program, which was ratified by the Company's shareholders in 1992, to reserve an additional 3,000,000 shares of common stock for the 1989 stock option plan. Under this plan, some of the past and current executives of the Company were granted options by the Board of Directors in 1992 to purchase 180,000 shares of common stock at 75% of the fair market value at the date of the grant. The options vest over a five-year period, but vesting may be accelerated upon the attainment of certain goals. During 1994 stock options with a deferred compensation balance totaling $449,000, were forfeited by employees who left the Company. In 1995 and 1994, $49,000 and $160,000 respectively, of deferred compensation related to this program was amortized to expense. On December 15, 1995, certain executives and members of the Board of Directors were granted options on 1,313,000 shares of common stock at $0.37 which vested immediately. The Company recognized $171,000 of compensation expense in connection with the issuance of discounted options.

         The above plans provide for the granting of options for an aggregate maximum of 5,814,000 shares of common stock and 2,100,000 stock appreciation rights. There were 1,853,000 options available for granting at December 31, 1995. The price of the shares that may be purchased under the plans shall be determined by the Board of Directors, subject to certain limitations.
         Options granted during 1994 generally vest over two to three years. The right to grant options under each plan expires ten years after adoption. A summary of option activity is as follows:





                                       Shares        Prices

         Balance, January 1, 1994       2,907,818    $1.00 to $16.44

         Options granted                  619,000    $1.17 to $3.31

         Options rescinded
         or lapsed                      (960,789)    $2.00 to $14.06

         Options exercised                (3,000)    $2.00
                                        _________

         Balance, December 31, 1994     2,563,029    $1.00 to $16.44

         Options granted                1,312,500    $0.37

         Options rescinded
         or lapsed                      (778,489)    $2.00 to $14.06
                                         ________

         Balance, December 31, 1995     3,097,040    $0.37 to $16.44

                                          =======

         There were 3,097,000 options outstanding at December 31, 1995 of which 2,696,000 were exercisable.

         On October 27, 1994, the Company's plan to institute a retention bonus plan for some of its employees was approved by the United States Bankruptcy Court for the District of Massachusetts. The plan called for bonuses to be paid in stock of the reorganized Company upon emergence from Chapter 11 reorganization. The Company recorded compensation expense of $830,000 and $627,000 in 1995 and 1994, respectively.

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation". FAS No., 123 encourages but does not require the recognition of compensation expense for grants of stock, stock options, and other equity instruments based upon new fair value accounting rules (the "recognition method"). Companies that choose not to adopt the recognition method must disclose pro-forma net income and earnings per share amounts under that method and make detailed disclosures about plan terms, exercise prices, and assumptions used in measuring the fair value of stock based grants (the "disclosure method"). The Company plans to adopt the disclosure method in 1996.





         15.  EMPLOYEE BENEFITS PLAN

         The Company has a savings plan for its employees pursuant to
         Section 401(k) of the Internal Revenue Code. Substantially all employees can participate, and the plan allows for a minimum deferral of 1% to a maximum deferral of 15% percent of plan compensation, as permitted by law or as limited by the plan administrator. Prior to the Chapter 11 filing, the Company matched 50% of the first 6% of an employee's compensation, if contributed to the plan. Any contributions made by the Company vest over a three-year period. The amount charged to operations for the plan was $93,000 in 1994. The Company suspended its matching contribution on the date of the Chapter 11 filing.

         16.  AGREEMENTS

         The Company has a comprehensive agreement with SmithKline Beecham p.l.c. ("SmithKline") which allows SmithKline to use the Company's proprietary Stimulon adjuvant ("QS-21") in numerous vaccines including hepatitis, lyme disease, human immunodeficiency virus
         (HIV), influenza and malaria. The agreement grants certain exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The Company recognized $3,500,000 and $3,000,000 in license fees under this agreement during 1995 and 1994, respectively. Deferred revenue at December 31, 1994 was $3,500,000. The agreement calls for royalties to be paid by SmithKline on its future sales of licensed vaccines which include CBC's adjuvant. The terms of the collaborative agreement with SmithKline include funding through 1998.

         The Company has product development and supply agreements with Virbac S.A. ("Virbac") which covers the ongoing collaboration between Virbac and the Company relating to the following products: vaccines for the feline leukemia virus ("FeLV"), the feline immune deficiency virus ("FIV") and bovine mastitis. The Company recognized $1,464,000 and $1,061,000 in revenues under these agreements during 1995 and 1994, respectively. In addition, $2,072,000 and $2,543,000 were included in deferred revenue at December 31, 1995 and 1994, respectively.

         As part of its program to develop, manufacture and market products for detection, prevention and treatment of human and animal infectious diseases, the Company has entered into various agreements with the National Institute of Health (NIH). Such agreements provide the Company with research and development funding through 1995, assuming, in certain cases, achievement of mutually defined milestones. Revenue recognized under these contracts amounted to $596,000 and $787,000 in 1995 and 1994, respectively.





         17.  MAJOR CUSTOMERS

         Ortho Diagnostics Systems, Inc. (Ortho) is the Company's principal distributor for retroviral products, which include both screening and confirmatory tests. All of the Company's products marketed by Ortho are under a joint Cambridge Biotech / Ortho label. Sales to Ortho represented 30% and 32% of the Company's total revenue in 1995 and 1994, respectively.

         SmithKline





         is the Company's principle source of research and development revenue. Revenues from SmithKline represented 13% and 14% of the Company's total revenue in 1995 and 1994, respectively.

         18.  SEGMENT INFORMATION

         The Company operates in one industry segment consisting of the development, manufacturing and marketing of products for the detection, prevention, and treatment of infectious diseases in humans and animals. Export sales were approximately $4 million and $3.7 million in 1995 and 1994, respectively. The Company's subsidiary, CAC, operates in Europe and reported sales of $2,788,000 and $231,000 in 1995 and 1994, respectively.





                            CAMBRIDGE BIOTECH CORPORATION
                                     SCHEDULE II
                          VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
              --------------------------------------------------------

         COLUMN A       COLUMN B      COLUMN C     COLUMN D      COLUMN E

                                      Additions
                             ---------------------------
                   Balance at    Charged to Charged to              Balance
                   beginning     costs and  other             (1)   at end
         Description  of period  expenses   accounts     Deductions of period
         ----------- ------------ ---------- ------------ --------- ---------
         Year ended
         December 31, 1995
         Allowance for
         Doubtful
         Accounts  ($150,000)    ($61,065)       0       $51,065  ($160,000)

         Year ended
         December 31, 1994
         Allowance for
         Doubtful
         Accounts  ($1,031,931)  ($46,697)       0        $928,628 ($150,000)


         (1)  Uncollectible accounts, net of recoverable amounts


                                SIGNATURES

              Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CAMBRIDGE BIOTECH CORPORATION

         March 29, 1996                        By:  /s/ Alison Taunton-Rigby
                                                  Alison Taunton-Rigby
                                                  President and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)

         March 29, 1996                        By:  /s/ Stephen J. DiPalma
                                                  Stephen J. DiPalma
                                                  Vice President -Finance,
                                                  Chief Financial Officer and
                                                  Treasurer (Principal
                                                  Financial Officer)

         March 29, 1996                        By:  /s/ Paul Foulkrod
                                                  Paul Foulkrod
                                                  (Principal Accounting
                                                   Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   SIGNATURE                      TITLE          DATE

   /s/ Jeffrey T. Beaver          Director       March 26, 1996
   Jeffrey T. Beaver

   /s/ C. Arnold Kalman           Director       March 23, 1996
   C. Arnold Kalman

   /s/ John H. Kellogg            Director       March 24, 1996
   John H. Kellogg

   /s/ John M. Nelson             Director       March 25, 1996
   John M. Nelson

   /s/ W. Samuel Nisbet           Director       March 29, 1996
   W. Samuel Nisbet

   /s/ John S. Scott              Director       March 28, 1996
   John S. Scott

   /s/ Thomas T. Taylor           Director       March 26, 1996
   Thomas T. Taylor

   /s/ Douglas Yee                Director       March 24, 1996
   Douglas Yee