Form 10-Q
period 1996-03-31
CAMBRIDGE BIOTECH CORP
filed 1996-05-15
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-Q


         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996 or

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

         26,065,017 shares of Common Stock Outstanding as of May 9, 1996

                  CAMBRIDGE BIOTECH CORPORATION
                           INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements  (unaudited)

         Consolidated Balance Sheets as of March 31, 1996
         and December 31, 1995

         Consolidated Statement of Operations for three month period ended March 31, 1996 and 1995

         Consolidated Statement of Cash Flows for three month period ended March 31, 1996 and 1995

         Notes to Consolidated Interim Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNA  SIGNATURES
- -----------------------------------------------------------------------------
Item 1.  Consolidated Financial Statements

                          Cambridge Biotech Corporation
                             (Debtor-In-Possession)
                           Consolidated Balance Sheets
                                  (Unaudited)
                                (In Thousands)

Assets                               3/31/96       12/31/95
                                     --------      --------
Current Assets:
  Cash and cash equivalents          $8,797        $ 6,856
  Marketable Securities                   0            216
  Accounts receivable
   -trade (net of allowance
    for doubtful accounts)            3,655          2,638
  Other receivables                     131            126
  Inventories                         4,492          4,368
  Prepaid expenses & other
    current assets                      674            695
                                      ------        ------
  Total Current Assets               17,749         14,899

Investments                               0              0
Property, plant, and equipment,
  net                                 6,324          6,986
Patents and purchased
  technology, net                       820          1,055
Other assets                            105            105
                                     ------         ------
Total Assets                        $24,998        $23,045
                                     ======        =======
Liabilities & Shareholders'
Equity
Current Liabilities:
   Accounts payable                 $   798            850
   Accrued royalties                    646          1,192
   Accrued professional fees            830            753
   Accrued incentive
     compensation                     1,247          1,458
   Accrued Restructuring Costs          217            257
   Accrued expenses                   2,285          2,001
   Deferred revenue                   3,038            411
                                      -----          -----
    Total Current Liabilities         9,061          6,922

   Deferred Revenue                   1,952          2,288

   Liabilities subject to
    Chapter 11 proceedings            9,889          9,880
                                      -----          -----
    Total Liabilities                20,902         19,090

    Minority Interest                     9              9

    Shareholders'Equity
       Preferred Stock, par value
       $.01 per share authorized,
       5,000,000 shares, none issued      0              0
      Common stock, par value
       $.01 per share authorized,
       40,000,000 shares, issued
       26,057,006 shares                261            261
      Additional paid in
        capital                     120,382        120,382
      Unearned compensation            (138)          (138)
      Deficit                      (116,418)      (116,559)
                                    -------        -------
    Total Shareholders'Equity         4,087          3,946
                                      -----          -----
    Total Liabilities and
      Shareholder's Equity          $24,998        $23,045
                                     ======        ========

The accompanying notes are an integral part of these financial statements.

- -----------------------------------------------------------------------------
                         Cambridge Biotech Corporation
                            (Debtor-In-Possession)
                      Consolidated Statement of Operations
                                 (Unaudited)

(In Thousands, except per share amount)

                                      Three Months Ended March 31

                                          1996        1995
Revenue:                                  ----        ----
 Product sales                          $5,589       $4,210
 Research & development                  1,346        1,208
 Royalties                                 452          430
                                         -----        -----
                                         7,387        5,848
Cost and expenses:
 Cost of sales                           3,721        4,159
 Research & development                  1,410        1,679
 Sales, general &
   administrative                        2,063        2,616
                                         -----        -----
                                         7,194        8,454
Other:
 Interest and other income
   net of interest expense                  93           69
                                         -----       ------
Income/(loss) from
   operations before
   reorganization items
   and income tax benefit                  286       (2,537)

Reorganization items:
 Professional fees                        (256)        (273)
 Interest earned on
   accumulated cash
   resulting from Chapter
   11 proceedings                          114          108
                                          -----        -----
Total reorganization items                (142)        (165)

Income/(loss) from                        -----        -----
 operations before income
 tax benefit                               144       (2,702)

Income tax benefit/(expense)                (2)          (1)
                                          -----      -------
Income/(loss) before minority interest     142       (2,703)

Minority Interest                           (1)          (2)
                                          -----      -------
Net Income (Loss)                        $ 141      ($2,705)
                                        ========    =========
Net Income/(loss) per weighted average
 number of common shares:
                                         $  0.01        ($0.10)
                                          ======     ==========
Weighted average number of
   common shares outstanding            26,057       26,057
                                        ========     =========

The accompanying notes are an integral part of these financial statements.

- -----------------------------------------------------------------------------
                        Cambridge Biotech Corporation
                           (Debtor-In-Possession)
                     Consolidated Statement of Cash Flows
               For the three months ended March 31, 1996 and 1995
                                 (Unaudited)

(In Thousands)                           1996              1995
                                         ----              ----
Cash Flows From Operating
 Activities:
  Net Income/(Loss)                    $  141           ($2,705)
  Adjustments to reconcile net income/
   (loss) to net cash used in
   operating activities:
    Depreciation and
     amortization                       1,043             1,199
     Provision for doubtful accounts       15                 2
    Compensation expense
     recognized                             0                24
    Loss on sale of
     marketable securities                 11                 0
     Minority interest                      0                 3
    Loss on disposition and
     write down of investments              0                 1
    Changes in assets and
     liabilities:
      Accounts and other
       receivables                     (1,037)             (183)
      Inventories                        (124)              223
      Deferred revenue                  2,292            (1,068)
    Prepaid and other
      current assets                       22              (363)
    Accounts payable and
      other accrued expenses             (439)            1,198
    Accrued restructuring
      charges                             (40)               (6)
   Other noncurrent assets
      and liabilities                       0                (1)
                                       ---------        -----------
   Net cash provided/(used) by operating
      activities                        1,884            (1,676)

  Cash Flows From Investing
    Activities:
    Proceeds from sale of
     marketable securities                205                 0
    Purchases of property,
     plant, and equipment                 (62)             (143)
    Patents & purchased
     technology                           (85)              (24)
                                        --------          ---------
       Net cash provided/(used)
         by investing activities           58              (167)
  Cash Flows from Financing
    Activities:
       Payment on long-term
         obligations                       (1)               (1)
                                        ---------        ----------
      Net cash provided/(used)
        by financing activities            (1)               (1)
                                        ---------        ---------
 Net increase(decrease) in cash
  and cash equivalents                  1,941            (1,844)
 Cash and cash equivalents at
  the beginning of the year             6,856             8,538
                                       ---------         ---------
 Cash and cash equivalents at
  the end of the period                $8,797            $6,694
                                       =========        =========
Supplemental disclosures:
Income taxes paid                          $7                $0
                                       =========         ==========

The accompanying notes are an integral part of these financial statements.

- -----------------------------------------------------------------------------
                          CAMBRIDGE BIOTECH CORPORATION
          NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

2.  Inventories:
    -----------
    Inventories consist of the following:      (000'S)

                                             3/31/96      12/31/95
                                             -------      --------
    Finished goods                            $  761       $   681
    Work in process                            2,874         2,887
    Raw materials & supplies                     857           800
                                             -------       -------
                                              $4,492       $ 4,368
                                             =======       =======

- ----------------------------------------------------------------------------
3.  Subsequent Events
    -----------------
    As of April 4, 1996, the Company entered into an agreement to sell its retroviral diagnostic business to bioMerieux Vitek, Inc. (bioMerieux), for $6.5 million in cash. The transaction, which is subject to approval of the Bankruptcy Court, is included as part of CBC's plan of reorganization filed under Chapter 11 of the U.S. Bankruptcy Code. Under the agreement, bioMerieux will acquire, through the acquisition of the stock of CBC, CBC's retroviral intellectual property, which includes patents and licenses to manufacture and sell diagnostic screening and confirmatory tests for HIV-1, HIV-2, HTLV-II and HTLV-II and Lyme disease. bio-
    Merieux will also acquire CBC's diagnostic manufacturing operations in Rockville, Maryland, and will enter into a long-term lease from CBC for CBC's Rockville manufacturing facilities. The transaction is expected to close upon confirmation of the reorganization plan by the Bankruptcy Court.

    On April 10, 1996, CBC filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. The disclosure statement describing the plan is subject to approval by the Bankruptcy Court. The plan requires approval of CBC's creditors and shareholders and confirmation by the Bankruptcy Court. The proposed reoganization plan will establish a new company, Aquila Biopharmaceuticals, Inc.(Aquila), engaged in the development and commercialization of products that stimulate the immune system for treating infectious diseases and cancer. CBC will transfer to Aquila all of its assets, liabilities and intellectual property except for the diagnostic business. The plan anticipates that the enterics (intestinal diseases) and human Lyme EIA diagnostic business will be sold to Carter-Wallace (See following paragraph), and CBC will then be sold to bioMerieux.

    As of May 1, 1996, CBC entered into an agreement to sell its enterics (intestinal diseases) and human Lyme EIA diagnostic business to Carter-Wallace for $4.5 million in cash. Under the agreement, which is subject to approval of the Bankrupcty Court, Carter-Wallace will acquire four diagnostic tests for intestinal pathogens and a diagnostic test for
    Lyme disease. The transaction also includes a six-month contract for CBC to manufacture the products for Carter-Wallace at its manufacturing facility in Worcester, Massachusetts.
- -----------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
- -----
The Company filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on July 7, 1994 and is managing its assets and operating its businesses as a debtor in possession pursuant to a voluntary petition filed in the United States Bankruptcy Court for the District of Massachusetts, Western Division. Since the Chapter 11 filing, management has spent considerable time reviewing the Company's strategic direction, as well as specific products and programs. It has sold or disposed of certain assets and operations of the Company which did not fit within the business plan for reorganizing the Company. The Company has entered into agreements for the sale of its retrovirus and enterics diagnostic businesses (see also footnote 3, subsequent events, in Notes to Unaudited, Consolidated Interim Financial Statements). Both sales must be approved by the Bankruptcy Court. The sale of the retrovirus business is also subject to confirmation of the Company's plan of reorganization by the Bankruptcy Court.

Results of Operations
- ---------------------
Three Months Ended March 31, 1996 and 1995

Revenues were $7,387,000 in the three months ended March 31, 1996 compared to $5,848,000 in the same period in 1995, (a 26% increase).

Product sales increased to $5,589,000 in the first quarter of 1996 from $4,210,000 for the same period in 1995 (a 33% increase). The increase is primarily attributable to growth in the Company's European diagnostics sales and increases in certain antigen product sales, as well as increased sales by the Company's consolidated subsidiary, Cambridge Affilated Corporation ("CAC"), in the first quarter of 1996 compared to the same period in 1995. Product sales of the diagnostics division represented $4,319,000 ( or 77%
of product sales) in the first quarter of 1996 compared to $3,579,000 (85%) for the same period in 1995. CAC had product sales of $766,000 in the first quarter of 1996 compared to $587,000 for the same period in 1995.

Research and Development ("R&D") revenues were $1,346,000 in the first quarter of 1996 as compared to $1,208,000 for the same period in 1995. The 11% increase is primarily due to revenue recorded on CBC's Mastitus project.

Royalty revenue slightly increased to $452,000 in the first quarter of 1996 from $430,000 for the same period in 1995.

Cost of products sold as a percentage of product sales was 66% for the three months ended March 31, 1996 compared to 99% for the same period in 1995. Favorable product mix changes in 1996 compared to historical averages and the 1995 margin, and production difficulties on certain products in the first quarter of 1995 that resulted in significantly greater costs, are the primary reasons for the more favorable margin in 1996.

Research and development expenses decreased to $1,410,000 in the first quarter of 1996 from $1,679,000 for the same period in 1995 due to certain product development costs, contract obligations, and employee stay incentives recorded in 1995.

Selling, general and administrative expenses decreased to $2,063,000 in the first quarter of 1996 from $2,617,000 for the same period in 1995 primarily due to employee stay incentives recorded in the first quarter of 1995 and a decrease in legal costs.

Chapter 11 related professional fees and interest earned on accumulated cash were $256,000 and $114,000, respectively for the three months ended
March 31, 1996, compared to $273,000 and $108,000 for the same period in 1995.

As a result of the above, the Company had income of $141,000 or $0.01 per share in the first quarter of 1996, as compared to a loss of $2,705,000 or $0.10 per share for the same period in 1995.


- -----------------------------------------------------------------------------
Liquidity and Capital Resources
- -------------------------------
The Company's ability to fund its long term operations beyond 1996 is dependent on several factors, including the sale of the Company's diagnostics businesses, the confirmation of a/the Company's reorganization, and the Company's ability to attract funding through additional public or private financing or collaborative arrangements. There can be no assurance that adequate operating funds will be generated through the sale of the diagnostics business or that additional funding can be obtained on acceptable terms.

Cash and cash equivalents were $8,797,000 at March 31, 1996 compared to $6,856,000 at December 31, 1995 with the increase due primarily to the receipt of the 1996 license payment from a large pharmaceutical partner.

The net cash provided by operating activities was $1,883,000 for the three months ended March 31, 1996 as compared to net cash used in operating activity of $1,676,000 for the same period in 1995. The primary non-cash items were depreciation and amortization of $1,043,000 and $1,199,000 for three months ended March 31, 1996 and 1995, respectively. The increase in deferred revenue in the first quarter of 1996 is primarily the result of the receipt of an annual license payment from a large pharmaceutical partner which is recognized evenly over the course of the year. The company received the 1995 payment in 1994 which is the primary reason for the reduction in deferred revenue in the first quarter of 1995. The increase in receivables in the first quarter of 1996 primarily reflects the increase in product sales during the quarter. Accounts payable and accrued expenses increased in 1995 due to patent related milestone obligations, employee retention bonus, and timing of expenditures.

The Company's investing activities provided cash of $58,000 for the three months ended March 31, 1996, compared to using cash of $167,000 for the same period in 1995. The sale of some marketable securities was the primary reason for the change in investing activities.

The Company had total working capital of $8,688,000 and current ratio of
1.96 to 1 at March 31, 1996, compared to $7,977,000 and 2.15 to 1 at
December 31, 1995. However, the Company has approximately $9,900,000 in liabilities subject to Chapter 11 proceedings and if all of these liabilities were considered current liabilities, the current ratio would have been 0.94 to 1 at March 31, 1996, compared to 0.89 to 1 at December 31, 1995.


- ----------------------------------------------------------------------------

In a Chapter 11 case, substantially all liabilities as of the date of filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the creditors and equity security holders and approved by the Bankruptcy Court. The Company continues to manage its affairs and operate its business as a debtor in possession, subject to the supervision of the Bankruptcy Court while the case is pending. In the event a plan of reorganization is approved by the Bankruptcy Court, continuation of the business after reorganization is dependent upon the success of future operations and the Company's ability to meet obligations as they become due. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. The financial statements do not give effect to adjustments to the carrying value of assets, or amounts and reclassification of liabilities that might be necessary as a consequence of these bankruptcy proceedings.
The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations, and the ability of the Company to generate sufficient cash from operations and financing sources to meet its obligations. However, there can be no assurance that the above events will occur.


- -----------------------------------------------------------------------------
                         PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports of Form 8-K

              (a)   Financial Data Schedule

              (b)   Reports on Form 8-K filed in 1996

                    1.     Current report on Form 8-K dated 01/03/96
                    2.     Current report on Form 8-K dated 01/24/96


- -----------------------------------------------------------------------------
                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.


                        CAMBRIDGE BIOTECH CORPORATION

Date:  May  15, 1996

                                     /s/ Alison Taunton-Rigby
                                     ------------------------------------
                                     Alison Taunton-Rigby
                                     President and Chief Executive Officer


                                     /s/ Stephen J. DiPalma
                                     ------------------------------------
                                     Stephen J. DiPalma
                                     Vice President Finance,
                                     Chief Financial Officer and
                                     Treasurer