Form 10-Q
period 1996-06-30
CAMBRIDGE BIOTECH CORP
filed 1996-08-12
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended June 30, 1996 or

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from ______ to ______

Commission File Number 0-12081

                       CAMBRIDGE BIOTECH CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                04-2726626
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                 365 Plantation Street, Worcester, MA  01605
             (Address of Principal Executive Offices) (Zip Code)

                           (508) 797-5777
             (Registrant's Telephone Number, Including Area Code)
- ----------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                               Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____ No__X__

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes_____ No______

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1996
Common Stock Outstanding 26,065,017

- ------------------------------------------------------------------------------
                     CAMBRIDGE BIOTECH CORPORATION
                         Form 10-Q June 30, 1996
                                  INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited, Consolidated Financial Statements        Page Number

         Consolidated Balance Sheets as of June 30, 1996
         and December 31, 1995

         Consolidated Statement of Operations for three and six month periods ended June 30, 1996 and 1995

         Consolidated Statement of Cash Flows for six month periods ended June 30, 1996 and 1995

         Notes to Consolidated Interim Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
- -----------------------------------------------------------------------------
Item 1.  Consolidated Financial Statements

                       CAMBRIDGE BIOTECH CORPORATION
                          (Debtor-In-Possession)
                        Consolidated Balance Sheets
                               (Unaudited)
                              (In Thousands)

Assets                               6/30/96       12/31/95
                                     --------      --------
Current Assets:
  Cash and cash equivalents          $13,876       $ 6,856
  Restricted Cash                      1,000             0
  Marketable Securities                    0           216
  Accounts receivable
   -trade (net of allowance
    for doubtful accounts)             2,828         2,638
  Other receivables                      131           126
  Inventories                          4,856         4,368
  Prepaid expenses & other
    current assets                       455           695
                                      ------        ------
  Total Current Assets                23,146        14,899

Investments                              300             0

Property, plant, and equipment,
  net                                  5,613         6,986
Patents and purchased
  technology, net                        503         1,055
Other assets                             105           105
                                      ------        ------
Total Assets                        $ 29,667       $23,045
                                     =======       =======
Liabilities & Shareholders'
Equity
Current Liabilities:
   Accounts payable                 $    626           851
   Accrued royalties                     776         1,192
   Accrued professional fees           1,142           753
   Accrued incentive
     compensation                      1,226         1,458
   Accrued restructuring costs           211           257
   Other accrued expenses              2,791         2,001
   Deferred revenue-current            3,156           411
                                      ------         -----
    Total Current Liabilities          9,928         6,923

   Deferred revenue-long term          1,879         2,287

   Liabilities subject to
    Chapter 11 proceedings             9,886         9,880
                                      ------         -----
    Total Liabilities                 21,693        19,090

    Minority Interest                     10             9

    Shareholders'Equity
       Preferred Stock, par value
       $.01 per share authorized,
       5,000,000 shares, none issued       0             0
      Common stock, par value
       $.01 per share authorized,
       40,000,000 shares, issued
       26,065,017 shares                 261           261
      Additional paid in
        capital                      120,382       120,382
      Unearned compensation             (138)         (138)
      Deficit                       (112,541)     (116,559)
                                     -------       -------
    Total Shareholders'Equity          7,964         3,946
                                     -------         -----
    Total Liabilities and
      Shareholder's Equity           $29,667       $23,045
                                     =======       ========
The accompanying notes are an integral part of these unaudited consolidated financial statements.
- -----------------------------------------------------------------------------
                         Cambridge Biotech Corporation
                            (Debtor-In-Possession)
                      Consolidated Statement of Operations
                                 (Unaudited)
                    (In Thousands, except per share amount)

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                1996         1995         1996        1995
Revenue:                        ----         ----         ----        ----
Product sales                $3,900       $ 4,056      $ 8,306    $ 7,114
 Research & development        1,310         1,142        2,657      2,350
 Royalties                       454           478          905        908
                               -----         -----        -----      -----
                               5,664         5,676       11,868     10,372
Cost and expenses:
 Cost of sales                 2,985         3,290        6,183      6,721
 Research & development        1,423         1,270        2,715      2,868
 Sales, general &
   administrative              1,917         2,340        3,822      4,613
                               -----         -----        -----      -----
                               6,325         6,900       12,720     14,202
Other:
 Other income and interest
   expense net of interest
   income                        103           119          197        188
                               -----        ------        -----      -----
Loss from continuing
   operations before
   reorganization items
   and income tax expense       (558)       (1,105)        (655)    (3,642)

Reorganization items:
 Professional fees              (454)         (336)        (710)      (609)
 Interest earned on
   accumulated cash
   resulting from Chapter
   11 proceedings                117           100          230        208
                                -----         -----       -----       -----
Total reorganization items      (337)         (236)        (480)      (401)
                                -----         -----       -----       -----
 Loss from continuing
 operations before income
 tax expense                    (895)       (1,341)      (1,135)    (4,043)

Income tax expense               ---            (1)          (2)        (2)
                                -----         -----        -----     -----
Loss before                     (895)       (1,342)      (1,137)    (4,045)
minority interest

Minority Interest                 (1)            0           (2)        (2)
                                -----         -----        -----     -----
Loss from continuing
operations                     ($896)      ($1,342)     ($1,139)   ($4,047)

Discontinued operations:
  Income from discontinued
   operations                    214           109          620        109
  Gain from disposal           4,537             0        4,537          0
                               -----        ------        -----       -----
Net income/(Loss)             $3,855       ($1,233)      $4,018    ($3,938)
                              ======       ========      ======      ======
Net Income/(Loss) per
 weighted average number of
 common shares:
     Continuing operations    ($0.03)       ($0.05)      ($0.05)    ($0.15)
     Discontinued operations   $0.18         $0.00        $0.20      $0.00
                               ------       -------      -------   -------
Net Income/(Loss) per share    $0.15        ($0.05)       $0.15     ($0.15)
                               =====        =======       =====     =======
Weighted average number of
   common shares outstanding   26,065       26,065       26,065     26,065
                               ======       ======       ======     ======
The accompanying notes are an integral part of these unaudited consolidated financial statements.
- -----------------------------------------------------------------------------
                        Cambridge Biotech Corporation
                           (Debtor-In-Possession)
                     Consolidated Statement of Cash Flows
               For the six months ended June 30, 1996 and 1995
                                 (Unaudited)
                               (In Thousands)

                                             1996      1995
                                             ----      ----
Cash Flows From Operating
 Activities:
  Net Income/(Loss)                         $4,018   ($3,938)
  Adjustments to reconcile net income/
   (Loss) to net cash provided/(used)
   by operating activities:
  Depreciation and
   amortization                              2,085     2,478
  Provision for doubtful accounts               30        23
  Non-cash compensation expense                ---        49
  Gain on sale of enterics
   business                                 (4,496)      ---
  Loss on sale of
   marketable securities                       ---         1
  Changes in assets and
   liabilities:
  Restricted cash                           (1,000)      ---
  Accounts and other
   receivables                                (226)     (521)
  Inventories                                 (488)       85
  Prepaid and other
   current assets                              241      (399)
  Investments                                 (300)      ---
  Accounts payable and
   other accrued expenses                      314     2,310
  Deferred revenue                           2,336    (2,035)
  Accrued restructuring
   charges                                     (46)      (12)
  Other noncurrent assets and
   liabilities                                   1        (1)
  Minority interest                              1         5
  Net cash provided/(used) by                 ------    ------
   operating activities                      2,471    (1,955)

  Cash Flows From Investing
    Activities:
    Proceeds from sale of
     marketable securities                     216         0
    Purchases of property,
     plant, and equipment                     (152)     (311)
    Patents & purchased
     technology                               (114)     (152)
  Proceeds from sale of
    enterics business                        4,601       ---
                                             ------    ------
  Net cash provided (used)
    by investing activities                  4,551      (463)

  Cash Flows from Financing
    Activities:
       Payment on long-term
         obligations                            (2)       (2)
                                             -------   ------
      Net cash used by
      financing activities                      (2)       (2)
                                             -------   ------
 Net increase(decrease) in cash
  and cash equivalents                       7,020    (2,423)

 Cash and cash equivalents at
  the beginning of the year                  6,856     8,538
                                             -----     ------
 Cash and cash equivalents at
  the end of the period                    $13,876    $6,115
                                            ======     =====
Supplemental disclosures:
Income taxes paid/refunded                      $7    $    0
                                            ======     =====

The accompanying notes are an integral part of these unaudited consolidated financial statements.
- -----------------------------------------------------------------------------
                      CAMBRIDGE BIOTECH CORPORATION
       NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The accompanying consolidated interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements and based on considering the sale of the enterics business as a discontinued operation as discussed in Footnote 3. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the CBC's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

2.  Inventories:

    Inventories consist of the following:           (000'S)

                                             6/30/96      12/31/95
                                             -------      --------
    Finished goods                            $1,082       $   681
    Work in process                            2,888         2,887
    Raw materials & supplies                     886           800
                                             -------       -------
                                              $4,856       $ 4,368
                                             =======       =======
- ----------------------------------------------------------------------------
3.  Discontinued Operations:

On June 24, 1996, CBC sold the assets of its enterics diagnostic business pursuant to an Asset Purchase Agreement ("Purchase Agreement") to Meridian Diagnostics, Inc. ("Meridian") for approximately $5,700,000 in cash. Meridian also agreed to pay to CBC appoximately $650,000 for certain inventory purchased at closing and a "royalty" on annual sales in excess of certain threshold amounts for a five year period. CBC has also entered into a Supply Agreement to supply Meridian with certain quantities of product over a period not to exceed six months from closing. Under the Purchase Agreement, $1,000,000 of the purchase price is being held in escrow to be released after consummation of CBC's bankruptcy reorganization plan (or alternatively upon the expiration of certain representations and warranties) as product is delivered under the Supply Agreement. The results from operations and gain on disposal of the enterics business are reported as discontinued operations and the prior periods have been restated to reflect that occurrence. The income from the discontinued operation for the three and six months ended June 30, 1996 was $214,000 and $620,000, respectively, compared to $109,000 and $109,000 for the same period in 1995. A gain on disposal of approximately $4,539,000 was recorded.

4.  Subsequent Events:

On July 18, 1996 CBC's Plan of Reorganization was confirmed by order of the U.S. Bankruptcy Court. The major transactions contemplated by the Plan are: (i) CBC's sale of the assets of the enterics business; (ii) the issuance by Aquila on the consummation date under the Plan of 5,000,000 shares of Aquila common stock (together with a right to purchase a "Unit" as described below) to CBC equity security holders and certain CBC creditors in exchange for their interests in and claims against CBC, and the payment of other creditors in cash; (iii) the distribution of the assets of the biopharm business to Aquila on the consummation date under the Plan; (iv) Aquila's sale of all of the issued and outstanding stock of CBC to bioMerieux pursuant to the Master Acquisition Agreement for $6.5 million in cash; and (v) a rights offering (the "Rights Offering") pursuant to which the holder of each share of Aquila common stock distributed pursuant to the Plan on account of an allowed claim or interest would be entitled to purchase a "Unit" entitling the purchaser to one share of Aquila common stock and a warrant to purchase one share of Aquila common stock. Each participant in the Rights Offering would also obtain certain rights with respect to unsubscribed Units. See Current Report on Form 8-K dated July 18, 1996 and Exhibit 2 thereof, for a description of the Plan.

The United States Bankruptcy Appellate Panel for the First Circuit entered an order on July 29, 1996 imposing a temporary twenty-one day stay of the Bankruptcy Court order confirming the Plan. The stay was requested by Institut Pasteur and Pasteur Sanofi Diagnostics who are appealing the Bankruptcy Court's confirmation of CBC's reorganization plan over their objection to the assumption of various patent licenses covering patents owned by Institut Pasteur and licensed to CBC.

On July 12, 1996 CBC entered into an agreement with Abbott Laboratories ("Abbott") that revised the terms for payment of amounts due from
Abbott to CBC under a sublicense agreement dated December 2, 1988.  Under the terms of the July 12 agreement, Abbott will pay CBC $5,000,000 in exchange for a fully paid-up sublicense for the non-exclusive diagnostic use of certain technology licensed exclusively to CBC by Harvard University ("Harvard"). Harvard will receive from CBC $1,750,000 of the Abbott payment. CBC will retain $650,000 of the Abbott payment and the remaining $2,600,000 will be transferred to Aquila upon consummation of the Plan (or within three business days of receipt of the payment by CBC if the payment is received after consummation).
- -----------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
- -------
CBC filed for protection under Chapter 11 of the United States Bankruptcy
Code ("Chapter 11") on July 7, 1994, pursuant to a voluntary petition filed in the United States ("Bankruptcy Court") for the District of Massachusetts, Western Division Bankruptcy Court. CBC has managed its assets and operated its businesses as a debtor in possession throughout the Chapter 11 process.

As part of the reorganization process, management reviewed CBC's strategic direction, including specific products and programs, and identified certain assets and operations which did not fit within the business plan for re-organizing CBC.

As of April 4, 1996, CBC, bioMerieux Vitek, Inc. ("bioMerieux") and Aquila Biopharmaceuticals, Inc. ("Aquila") entered into a Master Acquisition Agreement. Under the Master Acquisition Agreement, pursuant to the reorgan-ization plan, CBC would become a wholly owned subsidiary of Aquila with the shareholders of CBC exchanging all of their shares in CBC for Aquila shares. CBC would continue its diagnostic business and retain the following as each pertains to the diagnostic business: machinery, equipment, inventory, employees located in Rockville, Maryland, permits, licenses, patents, trademarks and other intellectual property pertaining to the diagnostic business. The assets pertaining to CBC's biopharmaceutical business and CBC's real estate interests would be transferred to Aquila, and the stock of CBC (the owner of the diagnostic business) would be sold by Aquila to bioMerieux for $6.5 million dollars in cash. In addition, bioMerieux would lease the diagnostic manufacturing facilities in Rockville, Maryland from Aquila. The biopharmaceutical business, which consists of the development and commercialization of products which stimulate the immune system to treat infectious diseases and cancer, would be continued by Aquila.

On April 10, 1996, CBC filed a disclosure statement and Reorganization Plan. After a hearing, the disclosure statement was approved in an amended form by the Bankruptcy Court on May 17, 1996, and was distributed to CBC's creditors, shareholders, and other interested parties.

On May 6, 1996, CBC entered into an agreement for the sale of the assets of CBC's enterics diagnostic business, including four tests for intestinal pathogens and a diagnostic test for Lyme disease, for $4.5 million in cash.
On May 16, 1996 the Bankruptcy Court approved the sale of the enterics business and a bidding process by which other parties could submit bids for the enterics business. On June 19, 1996, the Bankruptcy Court approved the sale of the enterics business to the successful bidder Meridian for $5,700,000 and certain other considerations including inventory purchases of $650,000 and a supply agreement. Meridian will also pay a royalty over a five year period based upon net sales in excess of certain threshold amounts. Under the Purchase Agreement, $1,000,000 of the purchase price is being held in escrow to be released after consummation of CBC's bankruptcy reorganization plan (or alternatively upon the expiration of certain representations and warranties) as product is delivered under the Supply Agreement. The sale to Meridian closed on June 24, 1996.

On July 15, 1996, a confirmation hearing on the proposed Reorganization Plan was conducted, and the Plan was subsequently confirmed by order of the Bankruptcy Court on July 18, 1996 (as confirmed, the "Plan"). The major transactions contemplated by the Plan are: (i) CBC's sale of the assets of the enterics business; (ii) the issuance by Aquila on the consummation date under the Plan of 5,000,000 shares of Aquila common stock (together with a right to purchase a "Unit" as described below) to CBC equity security holders and certain CBC creditors in exchange for their interests in and claims against CBC, and the payment of other creditors in cash; (iii) the dist-ribution of the assets of the biopharmaceutical business to Aquila on the consummation date under the Plan; (iv) Aquila's sale of all of the issued and outstanding stock of CBC to bioMerieux pursuant to the Master Acquisition Agreement for $6.5 million in cash; and (v) a rights offering (the "Rights Offering") pursuant to which the holder of each share of Aquila common stock distributed pursuant to the Plan on account of an allowed claim or interest would be entitled to purchase a "Unit" entitling the purchaser to one share of Aquila common stock and a warrant to purchase one share of Aquila common stock. Each participant in the Rights Offering would also obtain certain rights with respect to unsubscribed Units. See Current Report on Form 8-K dated July 18, 1996 and Exhibit 2 thereof, for a description of the Plan.

On July 29, 1996, the Bankruptcy Appellate Panel for the First Circuit imposed a temporary twenty-one day stay of the Bankruptcy Court's confirmation order. The transactions described in the preceeding paragraph cannot be executed and the Plan cannot be consummated while the stay remains in effect.

Results of Operations
- ---------------------
The Consolidated Statement of Operations presents CBC's results from operations exclusive of the enterics diagnostic business, which is presented as a Discontinued Operation in the statement. Revenues, costs, expenses, and other items reflect the results of CBC's retroviral and biopharmaceutical businesses and administrative functions, as more fully described below.

Three and Six Months Ended June 30, 1996 and 1995

Revenues were $5,664,000 for the three months ended June 30, 1996 compared to $5,676,000 in the same period in 1995. Revenues for the six months ended June 30, 1996 were $11,868,000 compared to $10,372,000 in the same period in 1995.

Product sales decreased to $3,900,000 in the second quarter of 1996 from $4,056,000 for the same period in 1995, a decrease of approximately 2%. Product sales for the first six months of 1996 increased to $8,306,000 from $7,114,000 for the same period in 1995. The increase is primarily attributable to the sales of both diagnostic and biopharmaceutical antigen products during the first quarter of 1996.

Research and Development ("R&D") revenues were $1,310,000 in the second quarter of 1996 compared to $1,142,000 for the same period in 1995.
R&D revenue for the first six months of 1996 increased to $2,657,000 from $2,350,000 for the same period in 1995. The increases in both periods compared to the same periods in the prior year are attributable to increased R&D activities.

Royalty revenue was virtually unchanged at $454,000 in the second quarter of 1996 compared to $478,000 for the same period in 1995, and at $905,000 for the first six months of 1996 compared to $908,000 for the same period in 1995.

Cost of products sold as a percentage of product sales was 77% for the three months ended June 30, 1996 compared to 81% for the same period in 1995. For the six months ended June 30, 1996 and 1995, the cost of products sold as a percentage of product sales was 74% and 94%, respect-ively. Profit margins improved during 1996 because of the growth in antigen sales, which have margins that are favorable to other products sold by CBC and because production difficulties in 1995 resulted in significantly greater costs.

Research and development expenses increased to $1,423,000 in the second quarter of 1996 from $1,270,000 for the same period in 1995. For the first six months of 1996 compared to the same period in 1995, research and devel-opment expenses were $2,715,000 and $2,868,000, respectively. The increase is due to a general increase in activity across a variety of research and development projects. The decrease over the entire period is primarily due to the accrual of expenses related to CBC's employee stock incentive plan for R&D employees that occurred in 1995.

Selling, general and administrative expenses decreased to $1,917,000 in the second quarter of 1996 from $2,340,000 for the same period in 1995. For the first six months of 1996, selling, general and administrative expenses decreased to $3,822,000 from $4,613,000 for the same period in 1995.
The decrease is primarily due to the accrual of expenses related to CBC's employee stock incentive plan for administrative employees that occurred in 1995 and decreased personnel expenses in 1996.

Chapter 11 related professional fees and interest earned on accumulated cash were $454,000 and $117,000, respectively for the three months ended
June 30, 1996, compared to $336,000 and $100,000 for the same period in 1995. For the first six months of 1996 compared to the same period in 1995, Chapter 11 related professional fees and interest earned on accumulated cash were $710,000 and $230,000 compared to $609,000 and $207,000, respectively.

The Company lost $896,000 or ($0.03) per share from continuing operations and had net income of $3,855,000 or $0.15 per share in the second quarter of
1996 including the income and gain from disposal from discontinued
operations, as compared to a loss of $1,342,000 or ($0.05) per share from continuing operations and a net loss of $1,233,300 or ($0.05) per share including the income from discontinued operations for the same period in 1995. For the first six months of the year, CBC lost $1,139,000 or ($0.05) per share from continuing operations and had net income of $4,018,000 or $0.15 per share including the income and gain from disposal from discontinued operations, compared to a loss of $4,047,000 or ($0.15) per share including the income from continuing operations and a net loss of $3,937,900 or
($0.15) per share including the income from discontinued operations for the same period in 1995.
- -----------------------------------------------------------------------------
Liquidity and Capital Resources
- -------------------------------
Timely consummation of the Plan is crucial in order for CBC to successfully emerge from bankruptcy and for Aquila to implement its plan for the continuing development of the biopharmaceutical business. The stay of the confirmation order, preventing the immediate consummation of the Plan, seriously jeopardizes the ability of CBC to complete its plan of reorgani-zation, including completion of the Rights Offering by Aquila, which was anticipated to provide a source of funds for the ongoing development of Aquila's technology. CBC has filed a request with the District Court to vacate the stay and also filed requests to require the posting of a substantial bond by Institut Pasteur and Pasteur Sanofi Diagnostics if the stay is to remain in effect. Although CBC believes that the stay was improvidently granted and that the Bankruptcy's Court's confirmation order should be upheld, there can be no assurance that the stay will be lifted or that the Court will order a bond to secure CBC against any damages incurred as a result of the stay or that CBC will prevail on the merits of the case. Even if the stay is lifted, there is no assurance that the passage of time will not have jeopardized the successful completion of some of the transactions contemplated in the Plan.

The ability of Aquila to fund its long term operations beyond 1996 after consummation of the Plan is dependent upon several factors, including the success of the Rights Offering and Aquila's ability to attract funding through additional public or private financing or by establishing corporate partnerships and collaborative arrangements. There can be no assurance that such additional funding can be obtained on acceptable terms.

CBC's discussions as to management's plans and objectives for CBC's business after the date hereof including those with respect to the consummation of the Plan and operations of Aquila are forward looking statements. Actual results may differ from those projected by CBC as a result of court actions, the effect of economic conditions, risks in product and technology develop-ment and other risks identified in CBC's Securities and Exchange Commission filings and the exhibits thereto.

Cash and cash equivalents were $13,876,000 at June 30, 1996 compared to $6,855,800 at December 31, 1995, with the increase resulting primarily from the sale of the enterics business and receipt of a license payment from a large pharmaceutical partner.

The net cash provided by operating activities was $2,467,100 for the six months ended June 30, 1996 as compared to net cash used in operating activity of $1,957,600 for the same period in 1995. The primary items included in net income or loss that are not operating sources or uses of cash were depreciation and amortization of $2,084,800 and $2,478,200 for six months ended June 30, 1996 and 1995, respectively and the $4,500,000 gain from the sale of the enterics business. The increase in deferred revenue in the first half of 1996 is primarily the result of the receipt of an annual license payment from a large pharmaceutical partner which is recognized as earned and the $1,000,000 in deferred revenue from the escrowed portion of the enterics purchase price. Accounts payable and accrued expenses increased in 1995 due to patent related milestone obligations, employee retention bonuses, and timing of expenditures.

CBC's investing activities provided cash of $4,551,000 for the six months ended June 30, 1996, compared to using cash of $463,000 for the same period in 1995. The sale of the enterics business and of certain marketable securities were the primary reasons for the increase in cash provided by investing activities.

CBC had total working capital of $13,218,900 and current ratio of 2.33 to 1 at June 30, 1996, compared to $7,976,600 and 2.15 to 1 at
December 31, 1995. However, CBC had approximately $9,886,000 in liabilities subject to Chapter 11 proceedings as of June 30, 1996 and if all of these liabilities were considered current liabilities, the current ratio would have been 1.17 to 1 at June 30, 1996, compared to 0.89 to 1 at December 31, 1995.

- ----------------------------------------------------------------------------
PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As reported above see (Part 1 Item 2) CBC's plan of reorganization was confirmed by order of the U.S. Bankruptcy Court on July 18, 1996. See Current Report on Form 8 and Exhibit 2 thereto, dated July 18, 1996, for a description of the Plan. On July 29, 1996, the Bankruptcy Appellate Panel for the First Circuit imposed a temporary twenty-one day stay of the Bankruptcy Court's Confirmation order. The settlement agreement with MicroGeneSys, Inc. reported in CBC's Annual Report for 1995 on Form 10-K has been approved by the Bankruptcy Court and the United States District Court for the District of Connecticut.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to Section 1125 of the Bankruptcy Code, on June 5, 1996, CBC mailed a Disclosure Statement and soliciting materials to all members of classes of Claims or Interests impaired under the Plan (including the holders of CBC Common Stock), seeking approval as required by the Bankruptcy Code. Claimants and Interest holders had until 4:00 p.m. Eastern Time on July 8, 1996 to vote. The holders of Class 6 Interests (the CBC Common Stock) voted 10,312,697 shares in favor and 714,171 shares against approval of the Plan.
- -----------------------------------------------------------------------------
Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    --------

    2. Confirmed Reorganization Plan (consisting of Reorganization Plan dated May 20, 1996, and Modification dated July 15, 1996) (incor-porated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081).

  10.1 Master Acquisition Agreement by and among bioMerieux Vitex, Inc. Aquila Biopharmaceuticals, Inc. and Cambridge Biotech Corporation dated as of April 4, 1996.

  10.2 Asset Purchase Agreement between Meridian Diagnostics, Inc. and Cambridge Biotech Corporation dated as of June 24, 1996 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, dated
        June 24, 1996, File No. 01-12081).

   27.  Financial Data Schedule

- -----------------------------------------------------------------------------
(b)  Reports on Form 8-K

      During the quarter ended June 30, 1996, CBC filed the following reports on Form 8-K:

      1.  Current Report on Form 8-K dated 04/17/96

      2.  Current Report on Form 8-K dated 05/13/96

      3.  Current Report on Form 8-K dated 06/24/96

      4.  Current Report on Form 8-K dated 07/18/96




































































                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                        CAMBRIDGE BIOTECH CORPORATION


Date:  August   9, 1996
                                /s/ Alison Taunton-Rigby
                                ------------------------------------------
                                Alison Taunton-Rigby
                                President and Chief Executive Officer

                                /s/ Stephen J. DiPalma
                                ------------------------------------------
                                Stephen J. DiPalma
                                Chief Financial Officer, Vice President of
                                Finance and Treasurer