Form 10-Q
period 1996-09-30
AQUILA BIOPHARMACEUTICALS INC
filed 1996-11-06
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended September 30, 1996 or

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from ______ to ______

Commission File Number 0-12081

                       AQUILA BIOPHARMACEUTICALS, INC.
           (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                04-3307818
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                 365 Plantation Street, Worcester, MA  01605
             (Address of Principal Executive Offices) (Zip Code)

                           (508) 797-5777
             (Registrant's Telephone Number, Including Area Code)
----------------------------------------------------------------------------
                       CAMBRIDGE BIOTECH CORPORATION
               (Former Name, Former Address, and Former Fiscal
                     Year if Changed Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____ No__X__

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes_X__ No_____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 6, 1996
Common Stock Outstanding 5,000,000

------------------------------------------------------------------------------
                      AQUILA BIOPHARMACEUTICALS, INC.
                       Form 10-Q September 30, 1996
                                 INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited, Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1996
         and December 31, 1995

         Consolidated Statements of Operations for three and nine month periods ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flows for nine month periods ended September 30, 1996 and 1995

         Notes to Consolidated Interim Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
-----------------------------------------------------------------------------
Item 1.  Consolidated Financial Statements

The following Consolidated Financial Statements present the financial condition as of and results from operations for the period ended
September 30, 1996 for Aquila Biopharmaceuticals, Inc. ("Aquila"). Aquila is the successor to the biopharmaceutical business of Cambridge Biotech Corporation ("CBC"), pursuant to CBC's Plan of Reorganization ("Plan") consummated October 21, 1996. Aquila is the successor to CBC under the Securities Exchange Act of 1934, and is the registrant filing this quarterly report on Form 10-Q. The financial transactions that were a part of the Plan consummation, including the exchange of CBC common stock (26,065,000 shares outstanding) for Aquila common stock (5,000,000 shares outstanding) had not occurred by the date of these Consolidated Financial Statements and are therefore not reflected herein.

                      AQUILA BIOPHARMACEUTICALS, INC.
                 (formerly Cambridge Biotech Corporation)
                       Consolidated Balance Sheets
                              (Unaudited)
                             (In Thousands)

Assets                                9/30/96     12/31/95
                                      -------     --------
Current Assets:
  Cash and cash equivalents           $15,350      $ 6,856
  Restricted Cash                       1,000            0
  Marketable Securities                     0          216
  Accounts receivable-
    trade (net of allowance
    for doubtful accounts)              2,617        2,638
  Other receivables                       118          126
  Inventories                           4,568        4,368
  Prepaid expenses & other
    current assets                        511          695
                                       ------       ------
  Total Current Assets                 24,164       14,899

Investments                               855            0

Property, plant, and equipment,
  net                                   4,896        6,986
Patents and purchased
  technology, net                         503        1,055
Other assets                               64          105
                                       ------       ------
Total Assets                         $ 30,482      $23,045
                                       ======      =======
Liabilities & Shareholders'
Equity

Current Liabilities:
   Accounts payable                  $    701      $   851
   Accrued royalties                      570        1,192
   Accrued professional fees              860          753
   Accrued incentive
     compensation                       1,220        1,458
   Accrued restructuring costs            201          257
   Other accrued expenses               2,312        2,001
   Deferred revenue-current             2,273          411
                                       ------        -----
    Total Current Liabilities           8,137        6,923

   Deferred revenue-Long Term           2,150        2,287

   Liabilities subject to
    Chapter 11 proceedings              9,531        9,880
                                        -----        -----
    Total Liabilities                  19,818       19,090

    Minority Interest                      11            9

    Shareholders' Equity:
       Preferred Stock, par value:
       $.01 per share, authorized:
       5,000,000 shares, none issued
       Common Stock, par value:
       $.01 per share, authorized:
       40,000,000 shares,
       issued: 26,065,000
       shares (CBC)                       261          261
     Additional paid in
        capital                       120,382      120,382
      Unearned compensation              (138)        (138)
      Deficit                        (109,852)    (116,559)
                                      -------      -------
    Total Shareholders'Equity          10,653        3,946
                                       ------      -------
    Total Liabilities and
      Shareholders' Equity            $30,482      $23,045
                                      =======      =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.
-----------------------------------------------------------------------------
                         AQUILA BIOPHARMACEUTICALS, INC.
                    (formerly Cambridge Biotech Corporation)
                      Consolidated Statement of Operations
              (Unaudited) (In Thousands except per share amounts)

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                  1996       1995         1996        1995
Revenue:                          ----       ----         ----        ----
Product sales                  $  443     $   490      $ 1,449    $   835
 Research & development          1,292       1,416        3,949      3,765
 Royalties                         372         435        1,277      1,343
                                 -----       -----        -----      -----
                                 2,107       2,341        6,675      5,943
Cost and expenses:
 Cost of sales                     480         416        1,578      1,601
 Research & development            878       1,774        3,319      4,298
 Sales, general &
   administrative                1,307       1,400        4,000      4,269
                                 -----       -----        -----      -----
                                 2,665       3,590        8,897     10,168
Other:
 Other income and interest
   expense net of interest
   income                        3,858         104        4,054        292
                                 -----      ------        -----      -----
Income/(loss) from continuing
   operations before
   reorganization items
   and income tax expense        3,300      (1,145)       1,832     (3,933)

Reorganization items:
 Professional fees              (1,224)       (343)      (1,934)      (952)
 Interest earned on
  accumulated cash
  resulting from
  Chapter 11 proceedings           181          84          412        291
                                  -----       -----       -----       -----
Total reorganization items      (1,043)       (259)      (1,522)      (661)
                                 ------       -----       -----       -----
Income/(loss) from continuing
 operations before income
 tax expense                     2,257      (1,404)         310     (4,594)

Income tax (expense)                 0           0           (2)         0
                                  -----       -----       ------     -----
Income/(loss) from
 continuing operations           2,257      (1,404)         308     (4,594)

Discontinued operations:
  Income/(loss) from
   operations                      369         258        1,799       (492)
  Gain/(loss) on disposal           62           0        4,600          0
                                 -----      ------        -----       -----
Net Income/(loss)               $2,688     ($1,146)      $6,707    ($5,086)
                                ======     ========      ======     ======
Net Income/(loss) per
 weighted average number of
 CBC common shares:
     Continuing operations       $0.09      ($0.05)       $0.01     ($0.18)
     Discontinued operations     $0.01       $0.01        $0.25     ($0.02)
                                 -----      -------      -------   -------
Net Income/(loss) per CBC share  $0.10      ($0.04)       $0.26     ($0.20)
                                 =====      =======       =====     =======
Weighted average number of
CBC common shares outstanding   26,065      26,065       26,065     26,065
                                ======      ======       ======     ======
The accompanying notes are an integral part of these unaudited consolidated financial statements.
-----------------------------------------------------------------------------
                        AQUILA BIOPHARMACEUTICALS, INC.
                   (formerly Cambridge Biotech Corporation)
                      Consolidated Statement of Cash Flows
            For the nine months ended September 30, 1996 and 1995
                                 (Unaudited)
                                (In Thousands)

                                             1996      1995
                                             ----      ----
 Cash Flows From Operating
 Activities:
  Net Income/(Loss)                         $6,707   ($5,086)
  Adjustments to reconcile net
   income/(loss) to net cash
   provided by/(used in)
   operating activities:
  Depreciation and
   amortization                              2,998     3,620
  Provision for doubtful accounts               45        59
  Non-cash compensation expense                  -        49
  Gain on sale of Enterics business         (4,396)        -
  Receipt of investments                      (300)        -
  Loss on disposition and write down
   of investments                             (555)        1
  Changes in assets and liabilities,
   net of effects of disposed businesses:
    Restricted cash                         (1,000)        -
    Accounts and other receivables             (16)     (595)
    Inventories                               (200)     (135)
    Deferred revenue                         1,725    (2,990)
    Prepaid and other
     current assets                            185      (552)
    Accounts payable and other accrued
     expenses                               (1,038)    3,910
    Accrued restructuring charges              (55)     (104)
    Other non-current assets and
     liabilities                                41        (1)
    Minority interest                            2         6
      Net cash provided by/(used
        in) operating activities            ------     ------
                                             4,143    (1,818)
 Cash Flows From Investing
    Activities:
    Proceeds from sale of
     marketable securities                     216         -
    Purchases of property,
     plant, and equipment                     (297)     (394)
    Patents & purchased
     technology                               (166)     (171)
  Proceeds from sale of
    Enterics business                        4,601         -
                                             ------    ------
  Net cash provided by/(used in)
     investing activities                    4,354      (565)

  Cash Flows from Financing
    Activities:
    Payment on long-term
       obligations                              (3)       (3)
                                            -------    ------
  Net cash (used in)
       financing activities                     (3)       (3)
                                             -------   ------
 Net increase(decrease) in cash
  and cash equivalents                       8,494    (2,386)

 Cash and cash equivalents at
  the beginning of the year                  6,856     8,538
                                             -----    ------
 Cash and cash equivalents at
  the end of the period                    $15,350    $6,152
                                            ======     =====
Supplemental disclosures:
Income taxes paid                          $     5    $    0
                                            ======     =====
Interest paid/(refunded)                   $     1   ($    7)
                                            ======    ======

The accompanying notes are an integral part of these unaudited consolidated financial statements.
-----------------------------------------------------------------------------
                      AQUILA BIOPHARMACEUTICALS, INC.
       NOTES TO UNAUDITED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation:

The accompanying consolidated interim financial statements of Aquila Biopharmaceuticals, Inc. ("Aquila" or the "Company"), the successor to the biopharmaceutical business of Cambridge Biotech Corporation ("CBC"), are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Further, these statements are based upon treating the retroviral and enterics businesses as discontinued operations as discussed in Footnote 3. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.
----------------------------------------------------------------------------
2.  Subsequent Events:

On October 21, 1996 the Plan of Reorganization the ("Plan"), which was confirmed by the U.S. Bankruptcy Court on July 18, 1996, was consummated. A number of steps were taken to consummate the transactions contemplated by the Plan, including: (i) the issuance by Aquila of 5,000,000 shares of Aquila common stock (together with a right to purchase a "Unit" as described below) to CBC's equity security holders and certain CBC creditors in exchange for their interests in and claims against CBC, and the payment of other creditors in cash; (ii) the distribution of the assets of the biopharmaceutical business to Aquila on the consummation date under the Plan; (iii) the sale of all of the issued and outstanding stock of CBC to bioMerieux Viteck, Inc. ("bioMerieux") pursuant to the Master Acquisition Agreement; and (iv) the commencement of a rights offering (the "Rights Offering") pursuant to which the holder of each share of Aquila common stock distributed pursuant to the Plan on account of an allowed claim or interest would be entitled to purchase a "Unit" entitling the purchaser to one share of Aquila common stock and a warrant to purchase one share of Aquila common stock. Each participant in the Rights Offering would also obtain certain rights with respect to unsubscribed Units.

3.  Discontinued Operations:

Effective as of October 22, 1996, Aquila sold all of the issued and outstand-ing stock of CBC to bioMerieux pursuant to the Master Acquisition Agreement ("Purchase Agreement") dated April 4, 1996 for approximately $6,450,000 in cash. At the same time, bioMerieux entered into a ten year lease with Aquila for the portion of Aquila's Maryland real estate on which CBC operates its retroviral business, which lease was simultaneously assigned by bioMerieux to CBC. At the time of the sale, CBC's assets consisted solely of the retroviral business, assets principally related to the manufacture and sale of diagnostic kits for the diagnosis of retroviruses, including those associated with AIDS. These assets include manufacturing operations in Rockville, Maryland, inventory, equipment, patents, patent applications, and patent rights granted to CBC, licenses and sublicenses, trademarks, and trademark applications and registrations. In addition, pursuant to a modification of the Purchase Agreement, $650,000 in cash, representing a portion of a paid-up license fee, was included in the assets retained by CBC. The results of operations of the retroviral business are reported as discontinued operations and prior periods have been restated to reflect that occurrence. The income from the discontinued retroviral operations for the three and nine months ended September 30, 1996 was $369,000 and $1,179,000 respectively, compared to income of $36,000 and a loss of $824,000 for the same periods in 1995. A gain on disposal of the retroviral business will be recorded in the fourth fiscal quarter of 1996.

As previously reported, on June 24, 1996, Aquila sold the assets of its enterics diagnostic business pursuant to an Asset Purchase Agreement to Meridian Diagnostics, Inc. ("Meridian") for approximately $5,700,000 in cash and other considerations including $1 million in cash placed in escrow and not reported in the gain on disposal. The results from operations and gain on disposal of the enterics business are reported as discontinued operations and the prior periods have been restated to reflect that occurrence. The income from the discontinued enterics operation for the three and nine months ended September 30, 1996 was $0 and $620,000, respectively, compared to $222,000 and $332,000, respectively, for the same periods in 1995. A gain on disposal of approximately $4,600,000 was recorded.

4.  Inventories:

    Total inventories (including Aquila inventories of biopharmaceutical products and inventories of CBC's retroviral products) consist of the following:
                                                   (000'S)

                                             9/30/96      12/31/95
                                             -------      --------
    Finished goods                            $  891       $   681
    Work in process                            2,977         2,887
    Raw materials & supplies                     700           800
                                             -------       -------
                                              $4,568       $ 4,368
                                             =======       =======
5.  Pro Forma Financial Statements

Attached as Exhibit 99.1 is a pro forma balance sheet that gives effect to
a) the sale by Aquila of all of the capital stock of CBC to bioMerieux, and
b) the transactions completed pursuant to the consummation of the Plan, including the exchange of approximately 26,065,000 shares of CBC common stock for 5,000,000 shares of Aquila common stock. The pro forma balance sheet assumes that these transactions had been completed as of September 30, 1996. On a pro forma basis, Aquila had working capital of $17,876,000, a current ratio of 4.33 to 1, and a cash value and a book value per Aquila share (5,000,000 outstanding) $3.42 and $3.59, respectively.

Attached as Exhibit 99.2 is a pro forma statement of operations for the nine months ended September 30, 1996 that gives effect to a) the sale by Aquila of all of the capital stock of CBC to bioMerieux and b) the sale of the assets of the enterics business to Meridian. The pro forma statement of operations assumes that these transactions occurred immediately prior to the beginning of the nine month period ended September 30, 1996. On a pro forma basis, Aquila earned $.06 per Aquila share from continuing operations for the nine months ended September 30, 1996, including certain non-recurring items reflected in Other Income.

Certain of the pro forma adjustments represent estimates, and therefore may not be indicative of the results that would have been achieved had these transactions actually occurred on or before September 30, 1996.

-----------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
-------
Aquila, a Delaware corporation is the successor to the biopharmaceutical business of CBC pursuant to the terms of the Plan and is the successor to CBC under the Securities Exchange Act of 1934 and Rule 12g-3(a) thereunder.

On or about October 21, 1996, CBC's Biopharmaceutical Business (as defined in the Plan) was transferred to Aquila, free and clear of liens, encumbrances, claims and interests, except as otherwise provided in the Plan or Confirmation Order. Included among the assets transferred to Aquila was the Maryland real estate on which CBC operates its Retroviral Business (as defined in the Plan). Pursuant to the Plan, Aquila common stock was exchanged for CBC common stock; and, as a result, CBC became a wholly-owned subsidiary of Aquila. Effective as of October 22, 1996, Aquila sold all of the issued and outstanding stock of CBC to bioMerieux pursuant to the Purchase Agreement for $6,450,000. At the same time bioMerieux entered into a ten year lease with Aquila for a portion of the Maryland real estate which lease was simultaneously assigned by bioMerieux to CBC.

At the time of the sale to bioMerieux, CBC's assets consisted of the Retroviral Business (as defined in the Plan), which include all assets and business of CBC principally relating to the manufacture and sale of diagnostic kits for the diagnosis of retroviruses, including those associated with AIDS. The assets include manufacturing operations in Rockville, Maryland, inventory, equipment, patents, patent applications, and patent rights granted to CBC, licenses and sublicense, trademarks and trademark applications and registrations, and certain equipment relating to the manufacturing of the retroviral diagnostic products. In addition, pursuant to a modification of the Purchase Agreement, Six Hundred and Fifty Thousand Dollars ($650,000) in cash representing a portion of a paid-up license fee was included in the assets retained by CBC at the time of the sale.

Results of Operations
---------------------
The Consolidated Statement of Operations presents Aquila's results from operations exclusive of both the enterics and retroviral diagnostic businesses, which are presented as Discontinued Operations in the statement. Revenues, costs, expenses, and other items reflect the results of Aquila's biopharmaceutical business and administrative functions only, as more fully described below.

Three and Nine Months Ended September 30, 1996 and 1995
-------------------------------------------------------
Revenues were $2,107,000 for the three months ended September 30, 1996 compared to $2,341,000 in the same period in 1995. Revenues for the nine months ended September 30, 1996 were $6,675,000 compared to $5,943,000 in the same period in 1995.

Product sales decreased to $443,000 in the third quarter of 1996 from $490,000 for the same period in 1995, a decrease of approximately 10%, that is primarily due to the discontinuation of reference laboratory services in the second quarter of 1996. Product sales for the first nine months of 1996 increased to $1,449,000 from $835,000 for the same period in 1995. The increase from 1995 is primarily attributable to increased sales of FeLV antigen to a marketing partner.

Research and Development ("R&D") revenues were $1,292,000 in the third quarter of 1996 compared to $1,416,000 for the same period in 1995.
R&D revenue for the first nine months of 1996 increased to $3,949,000 from $3,765,000 for the same period in 1995. The increase from 1995 is primarily attributable to a license payment from MicroGenesys. The decrease in the third quarter of 1996 from 1995 is attributable to reduced revenue from research contracts that expired in 1996 and lower expenses on a funded research program.

Royalty revenue decreased to $372,000 in the third quarter of 1996 compared to $435,000 for the same period in 1995, and to $1,277,000 for the first nine months of 1996 compared to $1,343,000 for the same period in 1995.

Cost of products sold as a percentage of product sales was 108% for the three months ended September 30, 1996 compared to 85% for the same period in 1995. For the nine months ended September 30, 1996 and 1995, the cost of products sold as a percentage of product sales was 109% and 192%, respect-ively. During the first six months of 1995, production problems associated with certain animal health products resulted in both higher costs and lower sales volumes than were experienced historically. In 1996, costs as a percent of product sales were negatively affected by production problems early in the year, and more recently by lower unit prices resulting from volume increases needed to compensate for reduced shipments in 1995 on certain animal health products.

Research and development expenses decreased to $878,000 in the third quarter of 1996 from $1,774,000 for the same period in 1995. For the first nine months of 1996 compared to the same period in 1995, research and development expenses were $3,319,000 and $4,298,000, respectively. The decrease in the third quarter of 1996 is due to a reduction in contract work on the funded research project mentioned above. The decrease over the entire period is primarily due to the accrual of expenses related to Aquila's employee stock incentive plan for research and development employees that occurred in 1995 and the reduction in scope or completion of certain research contracts.

General and administrative expenses decreased to $1,307,000 in the third quarter of 1996 from $1,400,000 for the same period in 1995. For the first nine months of 1996, general and administrative expenses decreased to $4,000,000 from $4,269,000 for the same period in 1995. The decrease is primarily due to the accrual of expenses related to Aquila's employee stock incentive plan for administrative employees that occurred in 1995 and decreased personnel expenses in 1996.

Chapter 11 related professional fees and interest earned on accumulated cash were $1,224,000 and $181,000, respectively for the three months ended September 30, 1996, compared to $343,000 and $84,000 for the same period in 1995. For the first nine months of 1996 compared to the same period in 1995, Chapter 11 related professional fees and interest earned on accumulated cash were $1,934,000 and $412,000 compared to $952,000 and $291,000, respectively. The increase in professional fees in 1996 is due to the increased effort expended by Aquila and its legal counsel to emerge from Chapter 11 in the third quarter of 1996.

Other income and interest expense net of interest income includes $3,250,000 received in the third quarter of 1996 from Abbott Laboratories under an amendment to a sublicense agreement which granted Abbott a fully paid-up sublicense for the non-exclusive diagnostic use of certain HIV-related technology.

The Company earned $2,257,000 or $0.09 per share (based on approximately 26,065,000 shares outstanding prior to Plan consummation) from continuing operations and had net income of $2,688,000 or $0.10 per share in the third quarter of 1996 including the income and gain from disposal from discontinued operations, as compared to a loss of $1,404,000 or ($0.05) per share from continuing operations and a net loss of $1,146,000 or ($0.04) per share including the income from discontinued operations for the same period in 1995. For the first nine months of the year, Aquila had net income of $308,000 or ($0.01) per share from continuing operations and had net income of $6,707,000 or $.26 per share including the income and gain from disposal from discontinued operations, compared to a loss of $4,594,000 or ($0.18) per share from continuing operations and a net loss of $5,086,000 or ($0.20) per share including the loss from discontinued operations for the same period in 1995. All per share amounts discussed above are based on approximately 26,065,000 CBC shares outstanding prior to Plan Consummation.

-----------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
The ability of Aquila to fund its long term operations is dependent upon several factors, including the success of the Rights Offering and Aquila's ability to attract funding through additional public or private financing or by establishing corporate partnerships and collaborative arrangements. There can be no assurance that such additional funding can be obtained on acceptable terms.

Cash and cash equivalents were $15,350,000 at September 30, 1996 compared to $6,856,000 at December 31, 1995, with the increase resulting primarily from the sale of the enterics business, the receipt of a license payment from a large pharmaceutical partner, and the receipt of a paid-up license fee from a sub-licensee of certain diagnostic technology.

The net cash provided by operating activities was $4,143,000 for the nine months ended September 30, 1996 as compared to net cash used in operating activities of $1,818,000 for the same period in 1995. The primary items included in net income or loss that are not operating sources or uses of cash were depreciation and amortization of $2,998,000 and $3,620,000 for nine months ended September 30, 1996 and 1995, respectively and the
$4,396,000 gain from the sale of the enterics business.   In addition, cash
increased due to a $3,500,000 license payment received in 1996 which was recorded as deferred revenue and is taken to income pro rata throughout 1996, and the $1,000,000 in deferred revenue from the escrowed portion of the enterics purchase price. Accounts payable and accrued expenses increased in 1995 due to patent related milestone obligations, employee retention bonuses, and timing of expenditures.

Aquila's investing activities provided cash of $4,354,000 for the nine months ended September 30, 1996, compared to using cash of $565,000 for the same period in 1995. The sale of the enterics business and of certain marketable securities were the primary reasons for the increase in cash provided by investing activities.

Aquila had total working capital of $16,027,000 and current ratio of
2.97 to 1 at September 30, 1996, compared to $7,976,000 and 2.15 to 1 at December 31, 1995. However, CBC had approximately $9,531,000 in liabilities subject to Chapter 11 proceedings as of September 30, 1996 and if all of these liabilities were considered current liabilities, the current ratio would have been 1.37 to 1 at September 30, 1996, compared to 0.89 to 1 at December 31, 1995.

Aquila's discussions as to management's plans and objectives for Aquila's business after the date hereof are forward looking statements. Actual results may differ from those projected by Aquila as a result of the effect of economic conditions, risks in product and technology development and other risks identified in Aquila's Securities and Exchange Commission filings and the exhibits thereto.

----------------------------------------------------------------------------
PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As reported above (see Part I. Item I) CBC's plan of reorganization was consummated during the week of October 21, 1996. See Current Report on Form 8-K dated October 21, 1996, for a summary of the steps taken to consummate the Plan.

Four parties appealed from the Bankruptcy Court's July 18, 1996 order confirming the Plan. Of these, the appeals taken by Alfa Laval Agri AB and Behring Diagnostics, Inc. have either been dismissed or are to be dismissed under agreements with CBC that have been approved by the Bankruptcy Court. The appeal by Deloitte & Touche, LLP ("Deloitte") remains pending before the United States District Court for the District of Massachusetts (No. 96-40192-NMG) ("the District Court"). Deloitte contests the right of counsel to Class 5 Claimants to bring an action against Deloitte on behalf of CBC as provided in the Plan.

An appeal taken by Institut Pasteur and Pasteur Sanofi Diagnostics (collectively "Pasteur") was dismissed and the confirmation order affirmed, after hearing, by the District Court by order dated September 27, 1996 (No. 96-40176-NMG). Pasteur has since taken a further appeal to the First Circuit Court of Appeals, which by order dated October 9, 1996, denied Pasteur's request for a stay of the confirmation order pending appeal. Pasteur contests the confirmation of the Plan to the extent that it provides for CBC's assumption of certain patent licences from Pasteur. On
October 28, 1996, CBC filed a motion to dismiss the Pasteur appeal as moot. Aquila intends to file a similar motion to dismiss in the Deloitte appeal. Oral argument on Pasteur's appeal and CBC's motion to dismiss is scheduled for November 5, 1996. Aquila believes that the likelihood of either of the remaining appeals resulting in the unraveling of the Plan, or any part of the Plan, is remote, although there can be no assurance that that will not occur.

Item 2.  Changes in Securities

Aquila was organized by CBC as a new Delaware corporation of which CBC was the sole stockholder on March 7, 1996. Pursuant to the Plan, on October 21, 1996, 100% of all then issued and outstanding shares of CBC were deemed transferred to Aquila in exchange for 3,442,305 shares of Aquila Common Stock (and related Rights described below). Effective October 22, 1996, Aquila delivered to bioMerieux a stock certificate representing all of the issued and outstanding capital stock in CBC in exchange for $6,450,000 in immediately available funds.

As a result of the consummation of the Plan and the assumption by Aquila of the registration of CBC's common stock under the Securities Exchange Act of 1934 pursuant to Rule 12g-3 thereunder, the authorized capital stock of the registrant now consists of 30,000,000 shares of common stock, $.01 par value per share ("Aquila Common Stock") and 5,000,000 shares of Preferred Stock, $.01 par value per share ("Aquila Preferred Stock").

The following description summarizes certain information regarding the Aquila Common Stock, Aquila Preferred Stock, and the Rights and Warrants being distributed pursuant to the Plan. This information is subject in its entirety to the applicable provisions of the Aquila Articles of Incorporation, the Aquila By-Laws, and the Rights and Warrant Agreement (all of which were previously filed as Exhibit 2 to Current Report on Form 8-K, dated July 18, 1996, File No. 0-12081), as well as the provisions of the Delaware General Corporation Law.

Common Stock
------------
As of the Initial Distribution Date, after giving effect to the reorganization, there were 5,000,000 shares of Aquila Common Stock outstanding.

The holders of Aquila Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to receive such dividends, if any, as may be declared from time to time by the board of directors of Aquila from funds legally available therefore. Upon liquidation or dissolution of Aquila, the holders of Aquila Common Stock are entitled to receive all assets available for distribution to the stockholders, subject to any preferential or other rights of the holders of Preferred
Stock. The Aquila Common Stock has no preemptive or other subscription rights, and there are no conversion rights or sinking fund provisions with respect to such shares.

Rights
------
As of the Initial Distribution Date, October 29, 1996, there were 4,989,474 Rights outstanding.

Each Right entitles the holder thereof to purchase during the Rights Exercise Period (including any extension) one Unit (each Unit consisting of one share of Aquila Common Stock and a Warrant to purchase one additional share of Aquila Common Stock). The Rights Exercise Period extends for 20 days after the Initial Distribution Date or until November 18, 1996, unless extended by Aquila for up to 15 additional calendar days. The Rights are exercisable at a price of $9.49. In addition, each holder of a Right (or beneficial owner in the case of securities held in street name) who has fully exercised his basic right to purchase one Unit for each Right received also will have the right to purchase any desired number of Units that have not been subscribed for by the holders of other Rights, subject to proration
if oversubscribed.   Aquila reserves the right to reduce the subscription
price for the Units in certain circumstances. The Rights are freely transferable, although they will not be listed on any established market.

Warrants
--------
Each Warrant issuable on exercise of a Right will entitle the registered holder thereof to purchase one share of Aquila common stock at a price equal to 150% of the Unit subscription price, subject to adjustment in certain circumstances. The Warrants will be issued as part of an offering of Rights to purchase a Unit, each Unit consisting of one share of Common Stock of Aquila and one warrant to purchase a share of Common Stock (the "Units"). The Warrants are separately tradeable immediately upon issuance. The Warrants which are exercisable at any time after the date of distribution, expire on the third anniversary of the Initial Distribution Date.

The Rights and the Warrants will be issued in registered form pursuant to the terms of the Rights and Warrants Agreement (the "Warrant Agreement") between Aquila and First National Bank of Boston as Rights Agent and Warrant Agent. The Warrant Agreement, (which was filed as Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081) is incorporated herein by reference and its description herein is qualified in its entirety by reference to the Warrant Agreement.

Aquila may redeem outstanding Warrants at any time upon not less than 30 days written notice, at a price of $.10 per Warrant, provided that the Warrants may not be redeemed by Aquila unless the Warrants are then exercisable and the Daily Market Price (as defined in the Warrant Agreement) of the Aquila Common Stock shall have been at least 150% of the Warrant Exercise Price for 20 consecutive Business Days ending within 10 Business Days of the date of the notice of redemption. If Aquila exercises its right to redeem the Warrants, the Warrants will be exercisable until 4:00 p.m. Eastern Time on the Business Day immediately preceding the date fixed for redemption in such notice. If any Warrant called for redemption is not exercised by such time, it will cease to be exercisable, and the holder thereof will be entitled only to the redemption price. The exercisable price and number of shares of Aquila Common Stock or other securities issuable on exercise of the Warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, stock split, recapitalization, merger or consolidation of Aquila.

Preferred Stock
---------------
There are no shares of Preferred Stock outstanding. The board of directors of Aquila has the authority to issue Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rates, voting rights, terms of redemption, redemption prices, liquidation preferences and number of shares constituting each series, or the designation of such series, without further action by stockholders. Although Aquila has no intention at the present time of doing so, it could issue Preferred Stock that could, depending on its terms, either impede or facilitate the completion of a merger, tender offer or other takeover attempt. Although the board of directors is required to make any determination to issue such stock based on its judgment as to the best interests of the stockholders of Aquila, the board of directors could act in a manner that would discourage a transaction that some, or a majority, of the stockholders might believe to be in their best interests.

However, until the conclusion of Aquila's 1997 annual meeting, the board of directors may establish a class or series of Preferred Stock only if it is approved by a specified vote of the board of directors which, in effect, requires at least one director who was either elected by stockholders after the Consummation Date or was selected by the Equity Committee in CBC's Chapter 11 case to vote in favor of the action.

Provisions Affecting Changes of Control
---------------------------------------
In addition to the Preferred Stock described above, the Aquila Certificate of Incorporation, Aquila By-Laws, and Delaware law contain provisions that could have certain anti-takeover effects. The board of directors has no current plans to formulate or effect additional measures that could have anti-takeover effects.

1. Classified Board of Directors. The Aquila Certificate of Incorporation provides that the directors shall be divided into three classes as nearly equal in number as possible, elected for staggered three-year terms. This has the effect of deferring the time when an acquirer of a majority of the capital stock could gain control of Aquila.

2. Size of Board, Vacancies, and Removal of Directors. The Aquila Certificate of Incorporation provides that the size of the board of directors will be fixed by the directors, that vacancies on the board can only be filled by the remaining directors, and that, subject to any right hereafter granted to any class or series of preferred stock to elect or remove directors, a director may only be removed, with or without cause, by vote of two-thirds of the directors then in office or the holders of 66 2/3% of the total voting power of all outstanding shares of capital stock entitled to vote.

3. No Stockholder Action by Written Consent; Special Meetings. The Aquila Certificate of Incorporation prohibits stockholder action by written consent in lieu of a meeting. This provision may have the effect of delaying consideration of a stockholder proposal until the next annual meeting unless a special meeting is called and would also prevent the holders of a majority of the outstanding shares of Aquila Stock from using the written consent procedure to take stockholder action without giving all the stockholders of Aquila entitled to vote on a proposed action the opportunity to participate in determining such proposed action. It also provides that a special meeting may be called only by the board of directors, Chairman, President or the holders of 66 2/3% of the total voting power of all outstanding shares of capital stock entitled to vote.

4. Advance Notice Requirements for Stockholders' Proposals and Director Nominations. The Aquila By-Laws establish an advance notice procedure with regard to the nomination, other than by or at the direction of the board of directors or a committee thereof, of candidates for election as directors and with regard to certain matters to be brought before a meeting of stockholders of Aquila. These procedures provide that the notice of proposed stockholder nominations for the election of directors or stockholder proposals to bring business before a meeting must be timely given in writing to the Secretary of Aquila prior to the meeting. Notice must be received not less than 60 days prior to the date of the stockholders' meeting or 10 days after the date on which notice of the meeting is first given.

5. Amendment of Certain Provisions of the Certificate of Incorporation and By-Laws. Any amendment of the Aquila Certificate of Incorporation to change the provisions relating to the rights and preferences of capital stock, the corporate governance provisions of Articles Sixth and Seventh and the amendment provisions of Article Ninth will require the affirmative vote of holders of at least 66 2/3% of the total voting power of all outstanding shares of capital stock entitled to vote. Further, any amendment of the Aquila By-Laws by shareholders requires the same 66 2/3% vote. These provisions will make it more difficult for stockholders to make changes in the Aquila Certificate of Incorporation and Aquila By-Laws and mean that the holders of a minority of the voting stock can prevent the holders of a majority of the capital stock from amending such provisions.

6. Section 203 of the Delaware General Corporation Law. Aquila is subject to the provisions of Section 203 of the Delaware Corporation Law. This statute generally prohibits, under certain circumstances, a Delaware corp-oration whose stock is publicly traded, from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless (i) the corporation has elected in its certificate of incorporation or by-laws not to be governed by this Delaware law (Aquila has not made such an election), (ii) prior to the time the stockholder became an interested stockholder, the board of directors approved either the business combination or the transaction which resulted in the person becoming an interested stockholder, (iii) the stockholder owned at least 85% of the outstanding voting stock of the corporation (excluding shares held by directors who were also officers or held in certain employee stock plans upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, or (iv) the business combination was approved by the board of directors and by two-thirds of the outstanding voting stock of the corporation (excluding shares held by the interested stockholder). An "interested stockholder" is a person who, together with affiliates and associates, owns (or any time within the prior three years did own) 15% of more of the corporation's outstanding voting stock.  The term "business combination" is defined generally to include mergers, consolidations, stock sales, asset based transactions, and other transactions resulting in a financial benefit to the interested stockholders.
-----------------------------------------------------------------------------
Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    --------
   2. Confirmed Reorganization Plan (consisting of Reorganization Plan dated May 20, 1996, and Modification dated July 15, 1996) (incor-porated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081).

   3.1 Articles of Incorporation of Aquila Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081.)

   3.2 By-Laws of Aquila Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081.)

   4.1 Form of certificate for Aquila Common Stock (incorporated by reference to Exhibit 4 to Current Report on Form 8-K dated October 21, 1996, File No. 0-12081).

   4.2  Form of certificate for Warrant to Purchase Common Stock
        (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081).

   4.3 Form of Certificate for Right to Purchase a Unit (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081).

   4.4 Rights and Warrants Agreement dated July 29, 1996, between Aquila Biopharmaceuticals, Inc. and The First National Bank of Boston (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081).

  10.1 Master Acquisition Agreement by and among bioMerieux Vitex, Inc. Aquila Biopharmaceuticals, Inc. and Cambridge Biotech Corporation dated as of April 4, 1996. (incorporated by reference to Exhibit
        10.1.  Quarterly Report on Form 10Q for quarter ending
        June 30, 1996, File No. 0-12081).

  10.2 Asset Purchase Agreement between Meridian Diagnostics, Inc. and Cambridge Biotech Corporation dated as of June 24, 1996
        (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, dated June 24, 1996, File No. 01-12081).

  27.  Financial Data Schedule

  99.1  Pro Forma Balance Sheet

  99.2  Pro Forma Statement of Operations
-----------------------------------------------------------------------------
(b)  Reports on Form 8-K

      During the quarter ended September 30, 1996 and subsequent thereto, CBC filed the following reports on Form 8-K:

      1.  Current Report on Form 8-K dated 07/18/96

      2.  Current Report on Form 8-K dated 10/21/96

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                        AQUILA BIOPHARMACEUTICALS, INC.

Date:  November 6, 1996
                                 /s/ Alison Taunton-Rigby
                                ------------------------------------------
                                Alison Taunton-Rigby
                                President and Chief Executive Officer

                                /s/ Stephen J. DiPalma
                                ------------------------------------------
                                Stephen J. DiPalma
                                Chief Financial Officer, Vice President of
                                Finance and Treasurer

------------------------------------------------------------------------------
   Exhibit Index
   -------------
   2. Confirmed Reorganization Plan (consisting of Reorganization Plan dated May 20, 1996, and Modification dated July 15, 1996) (incor-porated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081).

   3.1 Articles of Incorporation of Aquila Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081.)

   3.2 By-Laws of Aquila Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081.)

   4.1 Form of certificate for Aquila Common Stock (incorporated by reference to Exhibit 4 to Current Report on Form 8-K dated October 21, 1996, File No. 0-12081).

   4.2  Form of cert0ficate for Warrant to Purchase Common Stock
        (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081).

   4.3 Form of Certificate for Right to Purchase a Unit (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081).

   4.4 Rights and Warrants Agreement dated July 29, 1996, between Aquila Biopharmaceuticals, Inc. and The First National Bank of Boston (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated July 18, 1996, File No. 0-12081).

  10.1 Master Acquisition Agreement by and among bioMerieux Vitex, Inc. Aquila Biopharmaceuticals, Inc. and Cambridge Biotech Corporation dated as of April 4, 1996. (incorporated by reference to Exhibit
        10.1.  Quarterly Report on Form 10Q for quarter ending
        June 30, 1996, File No. 0-12081).

  10.2 Asset Purchase Agreement between Meridian Diagnostics, Inc. and Cambridge Biotech Corporation dated as of June 24, 1996
        (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, dated June 24, 1996, File No. 01-12081).

* 27.  Financial Data Schedule

* 99.1  Pro Forma Balance Sheet

* 99.2  Pro Forma Statement of Operations

* Filed herewith