Form 10-K405
period 1996-12-31
AQUILA BIOPHARMACEUTICALS INC
filed 1997-03-31
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-K
(Mark One)

X  Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (Fee Required)
      For the fiscal year ended December 31, 1996 or


   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (No Fee Required)
      For the transition period from __________ to __________

                  Commission file number  0-12081

                  AQUILA BIOPHARMACEUTICALS, INC.
      (Exact name of registrant as specified in its charter)

        Delaware        (508) 797-5777          04-3307818
(State or other       (Registrant's telephone   (IRS Employer
jurisdiction of        number, including area   Identification
incorporation or            code)                  No.)
organization)

365 Plantation Street, Worcester, MA                   01605
(Address of principal executive offices)            (Zip Code)

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 par value
                         (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    X  YES                               NO


  Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                            X

  The aggregate market value of 4,967,642 shares of voting stock held by non-affiliates of the registrant as of March 19, 1997 was approximately $32,289,673 based on the last sale price of such stock on such date.

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   X  YES                               NO

  Common Stock Outstanding as of March 19, 1997: 5,001,292 shares.

               DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement in connection with the annual meeting of shareholders to be held May 20, 1997 are incorporated by reference into Part III of Form 10-K.






                    AQUILA BIOPHARMACEUTICALS, INC. - FORM 10-K

                    FIGHTING DISEASE THROUGH IMMUNE MODULATION


                                      PART I

        Item 1.   BUSINESS

        Aquila Biopharmaceuticals, Inc. ("Aquila" or the "Company") creates and commercializes products which modulate the immune system to control and prevent infectious diseases and cancer.

        Background

        Aquila, organized in 1996, became a successor to Cambridge Biotech Corporation ("CBC") pursuant to the terms of a Reorganization Plan that was confirmed by the United States Bankruptcy Court on July 18, 1996 and consummated on October 21, 1996 (the "Plan"). Prior to the confirmation of the Plan, CBC sold its enterics diagnostic business pursuant to an order of the Bankruptcy Court to Meridian Diagnostics, Inc. for $5,700,000 in cash and other considerations. On or about October 21, 1996, CBC's biopharmaceutical business and its real estate in Rockville, Maryland were transferred to Aquila, free and clear of liens, encumbrances, claims and interests, except as otherwise provided in the Plan or confirmation order. Pursuant to the Plan, CBC shareholders exchanged all of their CBC common stock for Aquila common stock and, as a result, CBC became a wholly owned subsidiary of Aquila. Effective as of October 22, 1996, the Company sold all the issued and outstanding stock of CBC to bioMerieux Vitek, Inc. ("bioMerieux") pursuant to a Master Acquisition Agreement dated as of April 4, 1996. At the same time bioMerieux entered into a ten year lease with Aquila for a portion of the Rockville, Maryland real estate which lease was simultaneously assigned by bioMerieux to CBC.

        Aquila's technology and product development programs are based upon modulation of the immune system using the StimulonTM family of adjuvants. Advances in biotechnology and immunology have enabled scientists to develop a new generation of products containing portions of an infectious agent or a target cell. These components are intended to be immunologically important. These new products are safer than traditional vaccines, but often result in an immune response that is less than optimum. Adjuvants can be used to improve the immune response.

        Aquila's product development programs include the QuilimmuneTM human health products and the QuilvaxTM products for animal health. The Company's corporate partners are SmithKline Beecham p.l.c. ("SKB"), Wyeth-Lederle Vaccines and Pediatrics, a business group of Wyeth-Ayerst International, Inc., a subsidiary of American Home Products Corporation, Pasteur Merieux Connaught, (the combination of Pasteur Merieux Serums et Vaccins S.A. and Connaught Laboratories, Inc.), Progenics Pharmaceuticals, Inc., VaxGen, Inc. and NABI.

        The Immune System and Immune Modulation

        The human immune system is made up of several different cell types, including B cells, T cells and antigen presenting cells.
        In general, the immune system responds to the presence of antigens, environmental agents or pathogens such as viruses, bacteria, and parasites in two different ways: the humoral response and the cellular response. When a humoral response is stimulated, B cells are activated by a specific type of T cell, called a helper T cell, to produce antibodies which are specific for the antigen encountered. The antibodies will bind to and can neutralize the pathogens - bacteria, parasites and viruses - which have invaded the body. In the cellular response, a second type of T cell, called a cytotoxic T lymphocyte (CTL) is activated. These cells recognize and kill cells containing pathogens. In addition, T cells secrete biologically active molecules called cytokines, which mediate the effects of immune system cells and modulate other immune functions. The specific activation of cytotoxic T cells, called a CTL response, is thought to be very important in products designed to treat or prevent diseases such as herpes, hepatitis, HIV and malaria. It is also thought to be critical for many immunotherapeutic approaches to the treatment of cancer.

        Traditional approaches for developing immune protection from infection in humans involved the use of animal viruses, or the use of attenuated or killed pathogens as vaccines. For example, the injection of cowpox virus protects humans against smallpox infection. Vaccines to protect against polio have been developed using either attenuated or killed polio viruses. While these approaches are effective, there is a small but significant risk of disease developing in people receiving these types of vaccines. With the advent of recombinant technology, scientists realized that safer products could be created, using specific components of an organism rather than the whole organism. For example, the genes for the surface antigens from a pathogen can be cloned using genetic engineering and used to make recombinant proteins. The recombinant proteins are then used in a vaccine, to make a so called sub-unit vaccine. Other specific components have been used to stimulate disease specific responses, including peptides (synthetic or recombinant), carbohydrates and lipoproteins.

        When these newer technologies were first used, it was found that while a disease specific immune response was stimulated, often this response was not of the right quality or strong enough to provide protection from infection or disease. As a result, immune modulation technologies have been developed that are coupled with specific biotechnology antigen approaches. These methods for modulating the immune system include conjugation of the antigen to a carrier protein, the use of viral or bacterial vectors to carry specific genes, the use of cytokines or lymphokines to stimulate the immune system and the use of adjuvants. Carrier proteins such as keyhole lympet hemocyanin (KLH) or the toxoids from diphtheria, tetanus and cholera have been used effectively. An example of this type of vaccine is the Haemophilus influenzae type b conjugate vaccine, such as HibTITERTM sold by Wyeth-Lederle Vaccines and Pediatrics where the antigen is conjugated to the diphtheria CRM 197 protein. Viral vectors such as vaccinia, canary pox, or the bacteria BCG are under evaluation as carriers of disease specific genes to determine whether they stimulate a protective immune response. Adjuvants that have been used include aluminum hydroxide (Alum), MF59 a product of Chiron Corporation and its affiliates, monophosphoryl lipid A (MPL), a product of Ribi ImmunoChem Research, Inc. and saponins from Quillaja saponaria. These adjuvant technologies are not all the same, affecting the humoral and cell mediated pathways differently.
        Some approaches result in general immune stimulation. Others are more specific. Aquila is developing the StimulonTM family of saponin adjuvants (QS-21, QS-7) as an immune modulation technology. The Company uses biotechnology approaches for the creation of specific antigens, and combines these with the Company's proprietary StimulonTM adjuvants to create potentially safe and effective products.

        With the advent of new technology, changes are occurring in the market for immune modulating agents. Because development of these new products involves a high rate of technological innovation, it is possible to protect new vaccines through patenting, which can result in increased profit margins. While product liability costs are high for traditional vaccines (because of the safety concerns), product liability costs for vaccines using the new technology are comparable to those for therapeutic products. Manufacturing costs can be lower for modern vaccines than for other therapeutic products. In the manufacturing of recombinant therapeutic enzymes it is often difficult to retain the enzymatic activity, and this can limit the choice of manufacturing methods. The limitations are not so stringent for products used to modulate the immune system. Historically, vaccines were generally low priced, because the products were used to prevent disease in healthy people (prophylaxis). However, in today's approaches to disease management, vaccines have been recognized as very effective contributors to controlling the total medical costs of certain diseases. Therapeutic vaccines are in development for a number of intractable diseases, as are products for populations beyond infancy - young adults and the elderly.

        The Use of Adjuvants: Technology to Modulate the Immune System

        Adjuvants are agents which are added to a product to improve or adjust the immune response. Alum is the only adjuvant currently allowed in human vaccines licensed by the United States Food and Drug Administration ("FDA"). This adjuvant probably acts by a depot effect, which means that the addition of alum to a vaccine causes the antigen to remain at the site of injection for a longer period of time, which seems to increase the humoral immune response. Another adjuvant under development by Ribi ImmunoChem Research, Inc., is a mixture of lipopolysaccharides derived from bacterial cell walls, and is called MPL. Its use can increase the level of antibodies that are produced in response to an antigen, but additional components are often required to stimulate a significant CTL response. Chiron is developing an adjuvant called MF59 which is an emulsion of three lipids and water. It is a general, broad immune stimulant which will activate the immune system in the absence of an antigen. Oil/water emulsions have been used in older vaccines and also act by a depot effect. The StimulonTM family of adjuvants, QS-21 and QS-7, Aquila's adjuvants, are purified, defined molecules, isolated from natural sources. They stimulate antigen specific responses and have been shown to promote both antibody and a CTL immune responses in animal studies.

        The StimulonTM Family of Adjuvants

        QS-21 is the lead StimulonTM adjuvant. It is a natural product, purified from the bark of a tree which grows in South America, called Quillaja saponaria. The bulk bark extract is available in the United States. QS-21 is purified to greater than 98%. The Company believes QS-21 is well-suited to pharmaceutical development and formulation, because it has good stability as a dried powder (at least 3 years), is water soluble, and, when rehydrated, is a clear liquid that mixes easily with other vaccine components. QS-21 is compatible with alum and microparticles which are used in many experimental vaccine formulations. QS-21 is well-characterized with a known molecular structure - distinguishing it from competing adjuvant candidates, which are typically emulsions or biologicals. Because QS-21 is currently regulated by the FDA as a "constituent material" used in vaccine preparation, the FDA does not require licensure of facilities used for its manufacture. A second StimulonTM molecule, QS-7, which has a slightly different safety and activity profile, is in development. Patents have issued to Aquila with composition of matter claims covering QS-7 and QS-21, as well as two other identified saponins, QS-17 and QS-18. The Company has also been issued a patent for chemically modified saponins and all patents include the use of all of these molecules as adjuvants.

        The use of StimulonTM adjuvants improves the quality of the immune response. Addition of QS-21 to antigens will generally broaden the type of antibody produced and stimulate cell mediated responses. The quality of these responses is important for the development of effective products. QS-21 also produces a strong quantitative response; ie, higher antibody levels are achieved, and it is potent and active at microgram doses. The use of QS-21 has been tested in a number of human clinical trials, involving over 900 subjects.

        QS-21 increases the titer, or amount, of antibodies produced by the immune system in response to vaccination with many types of antigens, including recombinant proteins derived from viruses and bacteria and free polysaccharide antigens from bacterial pathogens. An unusual property of QS-21 is its ability both to increase significantly the antibody response to free polysaccharide antigens and to boost the titer further with a subsequent vaccination.

        QS-21 broadens the antibody profile through "isotype switching." The type of protective immunity elicited by an infection with a virus or bacterium typically includes antibodies of several isotypes (also called classes and subclasses). Some of these isotypes can be more important than others in mediating protection against viral or bacterial pathogens. Vaccination with a recombinant antigen typically stimulates only a few isotypes.
        Some adjuvants, such as alum, also only stimulate a narrow range of antibody isotypes. Hence, alum may stimulate a high quantity, but a lower quality antibody. In contrast, QS-21 stimulates high quantities of a broad range of antibody isotypes, enabling the vaccine-induced antibody response to resemble natural protective immune responses.

        QS-21 also stimulates cell-mediated immune responses and induces the production of cytotoxic T-lymphocytes (CTL). The CTL response is a critical means of natural defense against viral infections and, is believed to eliminate abnormal cells that might otherwise develop into cancer. Until recently, it was generally thought that recombinant antigens could not be used to elicit CTL responses. The majority of adjuvants, including alum, fail to induce CTL responses. However, Company scientists discovered that the simple addition of QS-21 to these antigens stimulates the production of a CTL response to the recombinant antigens in animal studies. Other investigators have also reported that CTL responses induced by recombinant vaccines adjuvanted with QS-21 can mimic the protective CTL responses induced by viral infection in animal studies.

        In a human clinical study reported in Cancer Research (Helling et al., Vol. 55, p. 2,783, 1995), the effectiveness of QS-21 in stimulating an antibody response to the carbohydrate cancer antigen GM2 was shown. When GM2 was coupled to the carrier protein KLH, and tested in humans, there was almost no stimulation of an antibody response. When the GM2-KLH antigen was used in combination with the adjuvant DetoxTM, only one subject of seven showed a slight increase in antibody titer. However, when QS-21 was added to the GM2-KLH antigen, all of the patients responded with the development of significant antibody titers. This product is being developed by Progenics Pharmaceuticals, Inc. (a QS-21 licensee of Aquila) and has recently entered Phase III human clinical trials.

        Recently, SKB in collaboration with the Walter Reed Army Institute of Research (WRAIR) reported in the New England Journal of Medicine (Stoute et al., NEJM, January 9, 1997, pp. 86-91) results of a Phase I human challenge study involving the testing of a potential malaria vaccine formulated with different adjuvants.
        The three different vaccine formulations all contained a recombinant circumsporozoite malaria antigen fused to a hepatitis B surface antigen as a carrier protein. The first formulation also contained MPL and alum; the second an emulsion of oil and water; and, the third was formulated with QS-21, MPL and the oil and water emulsion. In the first formulation, with MPL and alum only, there was a slight immunological response, but following challenge with the malaria parasite after vaccination, only one of the seven subjects in this group was protected from malaria. In the second formulation, with the oil and water emulsion, the immune response was much stronger, but in the malaria challenge, only two of seven subjects were protected. In the third vaccine formulation, with the addition of QS-21, the immune response was the highest. Most importantly, the quality of the immune response was significantly different, as six of seven subjects exposed to the challenge with malaria were protected. These results demonstrate that the quality of the immune response is critical. Aquila has been informed that SKB (a licensee of QS-21 from Aquila) is planning further clinical testing of this potential product.

        The Company believes that the performance of QS-21 will vary depending upon the nature of the antigen and the target population. Initial human studies conducted by the Company's licensees and collaborators have focused on proving the safety of QS-21 and experimenting with different formulations and dose levels. These studies, involving over 900 subjects, have shown that the addition of QS-21 to vaccine formulations improves the immune response to certain antigens, as evidenced by increased antibody titer and the induction of a CTL response. No serious adverse events attributed to QS-21 have occurred thus far in the clinical studies. Some local reactogenicity and pain on injection have been seen in some vaccine formulations, but this is believed to be due principally to particular formulations.

        QuilimmuneTM and QuilvaxTM Programs

        Aquila's strategy is to develop products itself and in partnership with other companies. The Company has six products in development or commercialized.




                    QuilimmuneTM & QuilvaxTM Product Development


        Program                  Market                Status

        Quilimmune-P TM             Adults >50 years      Phase I clinical
        Product to prevent       >20 mil. people in    trials initiated Q4
        pneumococcal             U.S.                  1996
        infections

        Quilvax-M TM Product to     30 million milk       Bovine immunogenicity
        prevent bovine           cows in the U.S. &    trials completed,
        mastitis (S. aureus &    Europe                challenge studies
        E. coli)                                       ongoing

        Quilimmune-T TM             Persons at risk for   Pre-clinical research
        Product to prevent       tick bites
        Lyme-HGE diseases

        Quilimmune-M TM             1-2 billion persons   Spf66/QS-21 Phase I
        Product to prevent       at risk               trial scheduled to
        malaria (Plasmodium                            start 1997
        falciparum)

        Quilvax-L TM                10 million dogs at    Licensing efficacy &
        Product to prevent       risk in endemic       safety trials
        canine Lyme disease      areas                 completed; safety
                                                       duration of immunity
                                                       studies ongoing
        Quilvax-FeLV TM
        Product to prevent       ~ 15 million cats     On market,
        feline leukemia          vaccinated per year   LeucogenR, Virbac
                                 in the U.S. and       (Europe), GenetivacR,
                                 Europe                Mallinckrodt
                                                       Veterinary Inc.
                                                       (U.S.)

        Quilimmune-P TM for the Prevention of Pneumococcal Infections

        Quilimmune-P TM is intended to be used to prevent pneumococcal infections in the elderly. Pneumococcal infections are a major cause of death in the elderly. There are approximately 20 million people over the age of sixty-five in the US. Various strains of Streptococcus pneumoniae are responsible for most community-acquired cases of pneumonia (500,000 cases per year) and are the second most common cause of bacteremia (50,000 cases per year, with 25% mortality). S. pneumoniae also causes half of childhood otitis media, the most frequent reason (one out of three) for visits to pediatricians. In some developing countries, pneumococcal pneumonia kills approximately 10% of the children under the age of five, making it the single leading cause of death. Public health officials now place a high priority on the development of new pneumococcal vaccines, and are considering expanding the population for which vaccination would be recommended.

        There are currently over 80 recognized serotypes of pneumococci, each with varying geographic and age-group prevalence. The currently available vaccines, which were developed and approved in the early 1980s, cover 23 serotypes, which cause over 90% of infections in the United States and Europe. These vaccines are composed of purified capsular polysaccharides, which are not potent immunogens. Although approved by the FDA for use in adults, these vaccines are not recommended for children under two years of age, and are less effective in immune-competent elderly individuals. Development efforts are underway by several companies to improve the immune response to S. pneumoniae capsular polysaccharides by conjugating the polysaccharides to immunogenic carrier proteins. This approach was used in developing the successful Hib (Hemophilus influenzae type b) vaccines. However, the manufacturing expense and cumulative mass of the conjugated components make it very difficult to include all 23 of the strains in the currently available vaccine as conjugates. The companies developing conjugate vaccines have therefore chosen to focus on the five to ten strains most prevalent in infants and young children. The resulting vaccines, if successfully developed, would likely not be appropriate for immunization of adults and the elderly because they address only the limited number of strains problematic in children rather than the broader range problematic in the elderly. It is also likely that the conjugate vaccines would be too expensive for widespread use in the developing world.

        The current pneumococcal vaccines are not widely used for the elderly, for a number of reasons. Reports in the medical literature indicate that the current vaccines are effective in the elderly in only 50-60% of the recipients. A number of side effects are caused by the current vaccines, including pain on injection, a sore arm, fever, and a general feeling of malaise for a few days. Because of these side effects, these traditional vaccines have not been licensed for repeat use, perhaps resulting in a misconception in the market that these vaccines give lifetime protection. In elderly subjects, however, not only is the effectiveness only 50-60%, but of those 50-60% who do respond, the antibody titers drop over a number of years. Typically after 3 or more years, the effective levels of antibodies in such subjects is quite low (Shapiro et al. NEJM, 1991). Another reason these vaccines are poorly utilized is because physicians have an option of treating patients who develop pneumonia with antibiotics. With increased antibiotic resistance, this option is not as effective, and physicians are moving towards prevention as a therapeutic choice. As a result there is an urgent need for a more effective and safe pneumococcal vaccine for the elderly.

        In animal studies Aquila scientists have shown that the use of Quilimmune-P TM, which contains 23 different capsular polysaccharides and QS-21, improves the immune response in mice.
        For instance, many polysaccharides to which mice do not typically respond become immunogenic with Quilimmune-P TM. In addition, antibody titers to many strains increase. The effect may make the use of a lower antigen dose feasible, which could make the vaccine less expensive and also reduce side effects. Finally, mice re-vaccinated with Quilimmune-P TM experience a booster effect for many strains, a response not seen with existing vaccines. This effect may allow the administration of periodic booster shots to maintain immunity levels.

        Aquila initiated a Phase I clinical trial in 1996 in healthy volunteers. The study is being carried out in collaboration with and supported by the National Institutes of Health (NIH). The primary end point of the study is to evaluate safety; a secondary goal is to evaluate immune responses. The study is designed as a dose response study, evaluating several different dosage levels of the polysaccharide antigens and adjuvant. The control group is receiving the marketed vaccine. The study is expected to be completed in 1997, and if the trial is successful, Aquila intends to initiate a Phase II trial in an elderly population towards the end of 1997.

        Quilvax-M TM for the Prevention of Bovine Mastitis

        Mastitis is an inflammation of a dairy cow's udder. Three pathogens typically cause these infections: Staphylococcus aureus ("S. aureus"), Escherichia coli ("E. coli"), and Streptococcus agalactiae. Mastitis is the most costly disease affecting the dairy industry. The economic impact in the US of bovine mastitis is estimated to be between $1-2 billion per year. According to the National Mastitis Council, the losses per cow per year are $184 (there are about 9.5 million dairy cows in the U.S.). The principle losses occur from reduced milk production, from milk which has to be discarded, and from animal replacement costs. Many times when an animal develops mastitis, it is simply culled from the herd. There are also extra labor costs, treatment, and veterinary services to cope with this disease.

        There are a number of bovine mastitis vaccines on the market, but these are directed towards E. coli only. Since E. coli accounts for only a portion of the number of cases of mastitis, these vaccines are not widely used. E. coli and S. aureus account for about 70-80% of the mastitis cases. Aquila's Quilvax-M TM bovine mastitis product is bivalent, containing antigens for both S. aureus and E. coli, and is expected to provide broader protection.

        The S. aureus component of the product is based on patented anti-adhesion technology. A single S. aureus protein known as fibronectin binding protein is primarily responsible for attachment of S. aureus to host tissue and subsequent establishment of infection. In the Company's Quilvax-M TM product program, fibronectin binding protein is used as an antigen to induce an antibody response to block attachment of the bacterium to the cells in the cow's udder. Recent bovine field trials have indicated that Quilvax-M TM is safe, immunogenic, and has a beneficial impact on mastitis in animals challenged with
        S. aureus. The Company believes it could add a streptococcal component in a next generation vaccine.

        The development program is 50% funded by Virbac. The Company has retained exclusive marketing rights in North America. Virbac has exclusive marketing rights in Europe. The parties share marketing rights in the rest of the world.

        Quilimmune-T TM for the Prevention of Tick Borne Diseases

        Ticks can transmit pathogens that cause a variety of diseases, including Lyme disease, Rocky Mountain Spotted Fever and Babesiosis. Lyme disease was first described in 1969, but its cause, Borrelia burgdorferi transmitted by tick bites, was not identified until 1981. According to the Center for Disease Control and Prevention, Lyme disease is the leading tick-borne infectious disease in the United States, with over 40,000 reported cases, including cases in all 50 states. In 1991 scientists reported the discovery of a new disease, human granulocytic ehrlichiosis (HGE), caused by a microorganism in the genus Ehrlichia transmitted by the bite of the same tick that carries Lyme disease. HGE's flu-like symptoms include fever, headache and muscular aches, as well as joint pain, nausea, vomiting and cough. HGE is believed to have caused several deaths in immune-compromised patients.

        Aquila scientists found the HGE-causing organism in dogs in 1994 in the course of the efficacy trials of Aquila's canine Lyme disease product, and traced its source to the ticks. Aquila believes that it was the first to successfully cultivate the HGE organism in tissue culture, and the Company has filed patent applications on infected cell lines, the methods of growing the organism, and potential vaccine antigens and diagnostic reagents derived from the pathogen.

        Aquila has been working with the Centers for Disease Control and Prevention ("CDC") to develop a blood test to be used in epidemiological surveys that will determine how widespread the disease may be. Prior to Aquila's development of the cell lines, diagnosis of the disease was extremely difficult, and impractical for survey purposes. Aquila has been conducting additional internal research to better characterize the organism and to develop additional vaccine antigens and diagnostic reagents, and has collaborations with leading academic researchers. Aquila believes that a combination vaccine could be developed against HGE and human Lyme disease. Aquila's work in HGE may also have applicability for animal health applications. The HGE organism appears to cause illness in dogs. Once the epidemiology is better understood, Aquila may seek development funding from an animal health partner.




        Quilimmune-M TM for the Prevention of Malaria

        According to estimates in published reports, over two billion people reside in malaria-infected areas. The yearly incidence of malaria is estimated by the World Health Organization at 300 to 500 million cases, with a death toll of 1.5 to 3 million persons. While anti-malarial drugs have been in use for decades, they are expensive and resistant malarial strains are becoming increasingly common. The World Health Organization has identified malaria as a priority vaccine target in developing countries.

        Aquila is involved in a number of development programs to develop products for malaria. SKB/WRAIR are developing a vaccine containing QS-21 based on a recombinant circumsporozite protein fused to hepatitis B surface antigen. The results of a Phase I challenge study were published recently in the New England Journal of Medicine (Stoute et al., NEJM, January 9, 1997, pp. 86-91) involving three vaccine formulations. QS-21 was a critical component of the only formulation to protect against malaria challenge in six of the seven subjects challenged.

        In addition to this study, Aquila has a collaboration with the World Health Organization (WHO) on another malaria product involving the antigen Spf66. Spf66, a polymerized peptide, was discovered by Dr. Manuel Pattaroya at Instituto de Immunologica Hospital San Juan de Dios in Colombia, South America. The antigen has been tested with an alum adjuvant in three large clinical trials in humans. Protection was achieved from malaria in two of the trials in 31% of the adults and children. In the third trial there was no protection. These mixed results are thought to be the result of several factors: different manufacturing processes were used for the Spf66; the design of the trials was different; the clinical definition of malaria varied between studies; and the study populations were different.

        Aquila has investigated the effectiveness of a Quilimmune-M TM product containing QS-21 and Spf66. In a study in Aotus monkeys, 57% of the animals were protected from malaria on challenge after vaccination with Spf66 plus QS-21. In this study, a control vaccine of Spf66 alum (the product that was used in the human studies) gave only 25% protection, comparable to the results obtained previously. A human clinical trial of Quilimmune-M tm is planned in 1997 and will be overseen by WHO.

        Quilvax-L TM for the Prevention of Canine Lyme Disease

        Aquila is developing a product pursuant to a 1991 agreement with Mallinckrodt Veterinary Inc. ("Mallinckrodt") against Lyme disease in dogs. There are approximately 50 million dogs in the United States, with perhaps a fifth of them living in areas infested with the tick which transmits Borrelia burgdorferi, the cause of Lyme disease. The potential market for a canine Lyme disease product may be as much as $50 million.

        During 1993-94, Aquila conducted efficacy trials on its canine
        Lyme disease product using a protocol approved by the United
        States Department of Agriculture ("USDA"). The studies showed that use of Quilvax-L TM resulted in protection from symptoms in 89% of the dogs. Data from this trial was submitted to the United States Department of Agriculture ("USDA"), which reviewed the data in support of licensure and found the outcome satisfactory. Quilvax-L TM incorporates two outer surface proteins of Borrelia and QS-21, a formulation which the Company believes offers better protection against geographically diverse strains of the pathogen. Mallinckrodt is in the process of conducting field safety studies.
        A patent application has been filed on this formulation.

        Under the Mallinckrodt agreement, the Company will supply
        Mallinckrodt with bulk formulated product, which Mallinckrodt will then fill, finish, and distribute. The Company will be paid a supply price for the product and receive a royalty on Mallinckrodt's sales.

        Quilvax-FeLV TM for the Prevention of Feline Leukemia

        Aquila has developed a recombinant subunit vaccine against the feline leukemia virus. The product was approved in 1990 in the US and 1991 in Europe. It is marketed by Virbac SA in Europe, Australia and Japan under the tradename LeucogenR and by Mallinckrodt in the U.S. under the tradename GenetivacR. FeLV is a highly contagious and commonly fatal disease of cats. Aquila's product was the first recombinant vaccine ever developed against a tumor-causing virus in mammals. Aquila manufactures bulk formulated vaccine for the United States and Australian markets, and supplies Virbac with bulk antigen and adjuvant for further manufacture for the European and Japanese markets. The product is the leading FeLV vaccine in Europe, and in a recent independent study was found to be the most effective of three leading FeLV products on the market.

        Corporate Partner Programs

        In addition to Aquila's own product development programs, the Company has six corporate partners who have licensed the StimulonTM adjuvants for a variety of human diseases. The six corporate partners are SmithKline Beecham p.l.c., Wyeth-Lederle Vaccines and Pediatrics, Pasteur Merieux Connaught, Progenics Pharmaceuticals, Inc., VaxGen, Inc. and NABI. Three of the world's four largest vaccine manufacturers are partners using Aquila's adjuvants. In return for rights to use StimulonTM adjuvants for specific diseases, the corporate partners have agreed to pay Aquila license fees, milestone payments, and royalties on product sales. Aquila has retained worldwide manufacturing rights for QS-21.




                             Clinical Trials Completed


        Disease               Market                           Trial

        Breast Cancer         180,000 cases per year in U.S.   Phase I

        Influenza*            50 million infections per year   Phase I
                                                               Phase I
                                                               Phase II

        Herpes I/II           125 million people infected      Phase I
                                                               Phase Ib

        HIV-1                 >1 million people infected in    Phase I
                              U.S.                             Phase II

        Hepatitis B           300,000 cases per year in U.S.   Phase I

        Malaria               1-2 billion persons at risk      Phase I challenge

        Melanoma*             30,000 cases per year in U.S.    Phase I/II
                                                               Phase I/II
                                                               Phase I/II

        Respiratory Virus     100,000/yr. - infant             Phase I
                              hospitalizations

        *  Multiple partners and/or different antigens




                      StimulonTM  Product Development Programs


        Clinical Trials Ongoing

        B-Cell lymph* (two, Phase I)               Therapeutic
        Breast cancer (two, Phase I)               Therapeutic
        Colon cancer (two, Phase I)                Therapeutic
        Hepatitis B                                Therapeutic
        Herpes II                                  Therapeutic
        HIV-1* (Phase I)                           Prophylactic
        Influenza* (Phase I)                       Prophylactic
        Melanoma* (six, Phase I/II)                Therapeutic
        Melanoma* (two, Phase II/III)              Therapeutic
        Pancreatic cancer (Phase I)                Therapeutic
        Prostate cancer (two, Phase I)             Therapeutic
        Strep-pneumo* (Phase I)                    Prophylactic


        Pre-Clinical/Research

        Chlamydia
        CMV
        EBV
        Gonococcus
        Hepatitis C
        Herpes zoster
        HIV-1*
        Melanoma*
        Para influenza
        Rotavirus
        Toxoplasmosis
        Malaria*


        *  Multiple partners and/or different antigens






        * SmithKline Beecham, p.l.c. has licensed QS-21 for a number of different applications, including influenza, herpes, hepatitis, Lyme disease and malaria. The world's leading manufacturer of Hepatitis B vaccine, SmithKline is aggressively marketing its existing portfolio of vaccines, while developing new and improved products. SmithKline has completed a number of Phase I clinical trials of potential products containing QS-21 and is also investigating the use of combinations of different adjuvants. (See Management's Discussion and Analysis for revenues received from SKB.)

        * Pasteur Merieux Connaught has licensed QS-21 for use in its influenza and HIV vaccine programs. Pasteur Merieux has completed two clinical trials for influenza and has ongoing pre-clinical work on three potential HIV products.

        * Wyeth-Lederle Vaccines and Pediatrics licensed QS-21 in 1992 for use in five vaccines. Wyeth-Lederle, formed as a result of the acquisition of American Cyanamid by American Home Products, is a leader in pediatric vaccines. Wyeth-Lederle initiated a Phase I clinical trial using QS-21 in 1995.

        * Progenics Pharmaceuticals, Inc. licensed QS-21 in 1995 for use in certain therapeutic vaccines for cancer. Progenics' most advanced program involves the use of QS-21 with a ganglioside preparation to treat melanoma. Phase I/II clinical trials of this product, which was initially developed by physicians at Memorial Hospital for Cancer and Related Diseases ("Memorial Sloan Kettering"), have been completed, and a Phase III study has been started under the aegis of the Eastern and Southwestern Collaborative Oncology Groups. A second Phase III study is expected to be initiated in the United Kingdom and a third in Australia. Aquila has licensed Progenics to use QS-21 in exchange for a license fee, an equity interest in Progenics, and royalties.

        * VaxGen, Inc. (an early stage company whose major corporate shareholder is Genentech, Inc.) has licensed QS-21 for use in its HIV-1 vaccine program. VaxGen has conducted Phase I clinical trials in healthy volunteers with a product formulated with QS-21, under the auspices of the National Institutes of Health. This trial was expanded in 1994 after improved neutralizing antibody responses were observed in volunteers receiving products containing QS-21. While some volunteers in this study reported pain on injection, Aquila has been informed that an additional study with this potential vaccine is planned.

        * NABI has licensed QS-21 for use in production of immunoglobulin for prevention and treatment of gram-negative and gram-positive bacterial infections. NABI is currently evaluating its products in clinical trials without using adjuvants. The Company is uncertain if or when NABI will commence clinical trials using QS-21.

        Manufacturing and Scale-Up

        As part of each StimulonTM adjuvant licensing agreement, the Company has retained the right to be the exclusive supplier of
        Stimulon   adjuvants.  The license agreements stipulate the supply
        prices, within certain ranges. Pursuant to the license agreements, the Company will also receive royalties on its licensees' product sales.

        The Company currently manufactures QS-21 for commercial animal health use and for use in human clinical trials. The Company produces QS-21 with an average batch size sufficient for approximately 200,000 doses. The Company is scaling the process to produce a batch size suitable for commercial production up to 2,000,000 doses.

        QS-21 is currently classified by the FDA as a constituent material used in vaccine preparation. As a result, the FDA does not require licensure of facilities used for its manufacture. Aquila believes that classification of QS-21 as a constituent material affords flexibility in the timing of investment in commercial manufacturing facilities. After the safety and effectiveness of QS-21 has been demonstrated, Aquila expects to be in a position to reasonably project the plant capacity and the capital investment required.

        Patents and Proprietary Rights

        Aquila has pursued a policy of obtaining patent protection both in the United States and in selected foreign countries for patentable subject matter in its proprietary technologies. The Company has filed or has rights to a number of U.S. patents and patent applications and their foreign counterparts. Aquila also relies on trade secrets, proprietary know-how, and continuing technical innovation to develop and maintain its competitive position.

        Aquila's future success will depend, in part, upon its ability to develop patentable products and technologies and obtain patent protection for its products and technologies both in the United States and Europe. There can be no assurance that patent applications owned or licensed by the Company will issue as patents, that patent protection will be secured for any particular technology, or that, if issued, such patents will be valid, or that they will provide the Company with meaningful protection against competitors with a competitive advantage. There can be no assurance that the patents will not be challenged or designed around by others. Proceedings brought against Aquila's patents could expose it to significant expense and the risk of adverse determinations.




        Aquila is not aware of any issued third party patents which would interfere with development of any of its products, but there can be no assurance that it will not infringe on existing or future patents owned by others, that third parties will not bring suit against it for infringement of such patents, that the Company could obtain necessary or desirable licenses on acceptable terms, or that it could design around such patents. Any litigation instituted by third party patent holders could expose Aquila to significant expense and the risk of adverse determination.

        QS-21 and other Adjuvants

        Aquila received U.S. Patent No. 5,057,540 in 1991, covering purified QS-21, QS-7 and the other principal fractions of Quillaja saponaria and methods of their use in vaccines. It believes that the standard of purity specified in the patent for the saponin fractions is necessary to achieve a safety profile acceptable for human use. CSL International ACN ("CSL") controls certain patents and patent applications covering ISCOMS (immune stimulating complexes) prepared from crude saponin fractions, lipids and various antigens. The Company believes that its products do not infringe CSL's U.S. or European patents due to process differences and formulation techniques which avoid ISCOM formation, although the issue is less clear in Europe. In the event patents do issue to CSL or other parties which dominate QS-21, there can be no assurance that Aquila will be able to obtain licenses or obtain such licenses on favorable terms.

        Human Granulocytic Ehrlichiosis

        Aquila believes that it was the first to successfully cultivate the HGE organism in tissue culture. The Company has filed patent applications on infected cell lines, the methods of growing the organism, and potential vaccine antigens and diagnostic reagents derived from the cell line. Other researchers in the field of HGE have filed patent applications that might conflict with Aquila's patent applications. There can be no assurance that any of Aquila's patent applications will issue.

        Lyme Disease

        Aquila has filed a patent application on its vaccine formulation of using both the A and the B outer surface proteins and QS-21; animal data indicates this formulation induces group-specific immune responses (important for protection against multiple Borrelia strains) significantly better than vaccines containing only one or two of these components. There are several patents pending in the United States and in Europe which, if issued in their current form, may dominate Aquila's Lyme vaccine. Aquila believes that it is unlikely that any dominant claims will issue because of the extensive prior art, but there can be no assurance that the Company's position is correct and, if dominating patents do issue, there can be no assurance that it will be able to obtain the necessary licenses or obtain such licenses on favorable terms.




        Mastitis

        Aquila exclusively licensed from Alfa Laval Agri AB certain base technology used in the mastitis program. This technology includes patents and patent applications on fibronectin binding proteins from S. Aureus, E. coli and S. dysgalactiae. The Alfa Laval license calls for payment of an initial license fee, royalties, and additional license fees as additional patents issue and when Aquila commercializes the vaccines. As part of the joint development agreement with Virbac, Aquila arranged for Alfa Laval to grant a direct license to Virbac in certain territories.

        Other Patents

        Aquila also holds U.S. patents on its Quilvax-FeLV TM vaccine, drug delivery compounds, and patents on methods of expressing and purifying proteins made in a baculovirus expression system have issued. Aquila was granted by CBC, effective on the closing of the transaction with bioMerieux: (a) a fully paid-up royalty-free license to U.S. Patent No. 4,734,362 and foreign counterparts (protein purification) in the vaccine, therapeutic and related research fields; (b) a fully paid-up royalty-free license to U.S. Patent No. 4,753,873 in the veterinary diagnostic field; and (c) a non-exclusive sublicense to U.S. Patent No. 4,725,669 and U.S. Patent No. 5,068,174 (HIV-gp120-p27) in the vaccine, therapeutic and related research fields.

        Competition

        The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of Aquila in the United States and abroad are numerous. They include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that Aquila's competitors will not succeed in developing technologies and products that are more effective than any which have been developed by the Company or may be developed by the Company in the future or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than Aquila. In addition, some of Aquila's competitors have substantially greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, Aquila's competitors may succeed in obtaining FDA approval for products more rapidly than could the Company. There can be no assurance that Aquila's products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the United States or elsewhere. If Aquila commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it may have less experience. A significant amount of research in the field is also being carried out at academic and government institutions. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or in collaboration with competitors and will compete with Aquila in recruiting highly qualified scientific personnel.

        Aquila is aware of certain programs and products under development by others which may compete with its programs and products. Several companies, including Ribi ImmunoChem Research, Inc. and Chiron Corporation, are developing adjuvants.

        At least two of Aquila's adjuvant licensees are also licensees of Ribi for certain diseases. Fort Dodge and Rhone Merieux already have canine Lyme disease vaccines on the market, while Pasteur Merieux Connaught and SKB are in advanced human trials with human Lyme disease vaccines. Merck, Wyeth-Lederle and possibly others are in human clinical trials with conjugate pneumococcal vaccines for the pediatric market, and have existing non-adjuvanted products on the market. Several companies market mastitis vaccines for infections caused by E. coli, but these vaccines do not protect against staphylococcal or streptococcal infections. The existence of products developed by these and other competitors, or other products of which Aquila is not aware or which may be developed in the future, may adversely affect the marketability of products developed by Aquila.

        Government Regulation

        The FDA, the USDA, the Environmental Protection Agency and the Nuclear Regulatory Commission, comparable state agencies and other agencies, including those in foreign countries, impose requirements governing the development, manufacture and marketing of certain of Aquila's products and products under development. The regulatory process can take several years, involves lengthy and detailed laboratory and clinical testing, and requires substantial expenditures. Human biologicals and pharmaceuticals, including vaccines, typically require three stages of clinical trials: Phase I to determine the preliminary safety of the product; Phase II, during which the efficacy of the product is preliminary assessed and treatment regimens refined; and Phase III (sometimes referred to as "pivotal trials") during which final safety and efficacy data are generated. Regulatory approval is required prior to commencement of initial clinical trials. The clinical data, together with comprehensive manufacturing and facility information, is filed with the FDA in a New Drug Application (NDA) or Product License Application (PLA) and an Establishment License Application (ELA), or in certain cases as a Biologics License Application (BLA), on which the regulatory agencies base their approval decisions. In some instances, particularly in cases of life-threatening diseases for which there is no effective treatment, the clinical trial phases may be combined, or approval may be sought after completion of an expanded Phase II trial.

        Because QS-21 is currently classified by the FDA as a constituent material used in vaccine preparation, the FDA does not require licensure of facilities used in its manufacture. Aquila believes that this affords flexibility on investment in commercial manufacturing facilities. Aquila has filed a Biologics Master File for QS-21 with the FDA, which its licensees can reference as part of their own PLAs and NDAs as they seek FDA approval.

        There can be no assurance that, at the end of the regulatory process, approval will be obtained or that product developments by competitors in the interim will not have made Aquila's products obsolete or economically unfeasible. The extent of regulation which may arise from future legislative or administrative action cannot be predicted, nor can the potential impact of such future regulation, or changes in existing regulation, be predicted with any certainty.

        Product Liability

        Aquila has potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of Aquila's products or conduct of clinical trials may expose Aquila to product liability claims and possible adverse publicity. These risks also exist with respect to Aquila's products, if any, that receive regulatory approval for commercial sale. The Company currently has limited product liability coverage for the clinical research use of its products, which management believes is customary for companies with products at this stage of clinical development. There can be no assurance that Aquila will be able to maintain its existing insurance coverage or obtain additional insurance coverage at acceptable costs, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

        If and when Aquila manufactures products that are recommended for routine administration to children, it is possible that it will be required to participate in the National Vaccine Injury Compensation Program. This program compensates children having adverse reactions to certain routine childhood immunizations with funds collected through an excise tax from the manufacturers of these products.

        Human Resources

        As of March 1, 1997, Aquila employed 60 full-time employees. The employees are not represented by any labor unions, and the Company considers its relations with those employees to be good. Aquila's scientific staff has expertise in many relevant areas and these internal resources are augmented by consulting agreements with research scientists located at various academic institutions and commercial organizations.

        Scientific Advisory Board

        Aquila's Scientific Advisory Board consists of six individuals with recognized expertise in immunology. The Scientific Advisory Board meets from time to time to discuss matters relating to the Company's current and long-term scientific planning and research and development, and the individual members are available for consultation on an informal basis. All members of the Scientific Advisory Board are employed by academic institutions, and may have commitments or consulting or advisory obligations to other entities that may limit their availability to Aquila. These entities may be competitors of Aquila. In certain circumstances, the academic institutions which employ the Scientific Advisory Board members may assert ownership rights to inventions or other technology that may result from advice provided to Aquila by such members. In such circumstances, Aquila could seek to negotiate licenses to such inventions or technology, but there can be no assurance that the Company would be able to obtain such licenses on commercially reasonable terms. No members of the Scientific Board are expected to devote more than a small portion of their time to Aquila's business.

        The following persons are the current members of the Scientific Advisory Board:

             Mary Lou Clements-Mann, M.D., M.P.H.
             Professor
             Department of International Health
             Johns Hopkins University
             Center for Immunization Research

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

             Arthur I. Hurwitz, D.V.M., Ph.D.
             Chairman, Department of Pathology
             The Animal Medical Center
             New York




             Takis S. Papas, Ph.D.
             Director, Center for Molecular and Structural Biology and Professor of Medicine
             CMSB/Hollings Oncology Center
             Medical University of South Carolina

             Richard J. Whitley, M.D.
             Professor of Pediatrics
             University of Alabama at Birmingham
             Children's Hospital

        Aquila's discussions as to management's plans and objectives for Aquila's business after the date hereof are forward looking statements which involve a number of risks and uncertainties. Actual results may differ materially from those projected by Aquila. The following factors, among others, could effect the Company's actual results: general economic conditions; risks in product and technology development; delays and difficulties in the regulatory approval process; difficulties in obtaining raw materials and supplies for the Company's products; failure of corporate partners to commercialize successfully products using the Company's technology; competition from other companies; the costs of acquiring additional technology; failure to obtain the funding necessary for the Company's planned activities; and other risks and uncertainties identified in this report on Form 10-K and in Aquila's Security and Exchange Commission filings and the exhibits thereto.

        Item 2.   PROPERTIES.

        Aquila currently leases a 76,475 square foot facility at the Biotechnology Research Park in Worcester, Massachusetts. The facility contains research and development laboratories, quality control laboratories, manufacturing space and administrative offices. The building is leased pursuant to a lease with a ten year initial term expiring December 1996. The Lease has been extended through December 1997. Since the space exceeds its needs for the continuing business, Aquila may relocate to new space at the end of 1997. Aquila believes that suitable replacement space is available at reasonable rates.

        Aquila owns three buildings in Rockville, Maryland. A majority of a 46,000 square foot building at 1500 East Gude Drive and a 3,800 square foot building at 3 1/2 Taft Court are leased to bioMerieux under a ten year lease which commenced in October 1996. A 20,852 square foot laboratory building at 3 Taft Court is leased to Biotech Research Labs, a subsidiary of Boston Biomedica Inc., under a five year lease which commenced July 1992.


        Item 3.   LEGAL PROCEEDINGS.

        The Plan of Reorganization (the "Plan") of Cambridge Biotech Corporation ("CBC") was confirmed by the United States Bankruptcy Court ("Bankruptcy Court") on July 18, 1996 and consummated on October 21, 1996.

        Four parties appealed the Bankruptcy Court's July 18, 1996 order confirming the Plan, including Alfa-Laval Agri AB, Behring Diagnostics, Inc., Deloitte & Touche, LLP ("Deloitte") and Institut Pasteur with Pasteur Sanofi Diagnostics. The appeals taken by Alfa-Laval Agri AB and Behring Diagnostics, Inc. have been dismissed. The appeal by Deloitte remains pending before the United States District Court for the District of Massachusetts (No. 96-40192-NMG). Deloitte contests the right of counsel to Class 5 Claimants to bring an action against Deloitte on behalf of CBC as provided in the Plan. Finally, an appeal taken by Institut Pasteur and Pasteur Sanofi Diagnostics (collectively, "Pasteur") was dismissed and the confirmation affirmed, by the First Circuit Court of Appeals by order dated January 17, 1997. Pasteur has until April 17, 1997 to file a writ of certiorari with the Supreme Court of the United States appealing the First Circuit Court of Appeals' decision. Although the Company is not a party to this litigation, a successful appeal could have an adverse effect on the Company's continuing operations if the appellate court were to disrupt the transactions consummated pursuant to the Plan.

        In July of 1994, the Securities and Exchange Commission ("SEC") issued an Order Directing Private Investigation (In the matter of Cambridge Biotech Corporation, United States of America Before the Securities and Exchange Commission, File No. B-1238), investigating matters pertaining to CBC's financial statements, its public filings, and its offerings of its securities. The investigation concluded on or about October 17, 1996 with the issuance by the SEC of an "Order Instituting Proceedings pursuant to 8A of the Securities Act of 1933 and 21C of the Exchange Act of 1934 Making Findings and Imposing a Cease and Desist Order". CBC consented to the issuance of the order, without admitting or denying any wrongdoing, that it cease and desist from committing or causing any violation of the anti-fraud, corporate reporting, and books and records provisions of the federal securities laws. The SEC takes the position that this order is binding on both CBC and the Company.

        In 1995, CBC received a subpoena issued by the United States District Court, District of Massachusetts for documents to be presented to the Grand Jury. The Company believes the investigation was focusing on matters similar to the investigation of the SEC. CBC cooperated in the investigation and was informed informally by the U.S. Attorney's Office that it was not a target of the investigation. The Company believes it is not a target of any current investigation.

        In May 1995, a former employee of CBC filed a complaint against CBC with the City of Rockville, Maryland Human Rights Commission, claiming wrongful termination (Human Rights Commission on the Complaint of Paul R. Shackelford against Cambridge Biotech Corporation, Complaint No. 95-15-ER). The Company was informed by letter dated January 28, 1997 from the State of Maryland Commission on Human Relations that the complaint had been administratively closed because a pre-determination settlement agreement had been executed in accordance with the Maryland Commission on Human Relations' rules and procedures.

        CBC filed an appeal in the United States District Court for the District of Massachusetts, Civil Action No. 96-40219-NMG of the Bankruptcy Court's order entered on October 21, 1996 relating to the calculation of the cure amount due to Hugh V. Cottingham ("Cottingham") in connection with CBC's assumption of a certain License Agreement. Cottingham filed a cross-appeal. CBC and Cottingham have agreed to settle the dispute and dismiss the appeal and cross-appeal, and have filed a Joint Motion for Order Authorizing and Approving Stipulation of Dismissal and proposed Stipulation of Dismissal.

        On January 14, 1997, the Company commenced an adversary proceeding (No. 97-4011) in the United States Bankruptcy Court for the District of Massachusetts, in connection with the Chapter 11 case of CBC, against the State of Maryland, Louis Goldstein as Comptroller of the Treasury of the State of Maryland, Montgomery County, Maryland and Molly Q. Ruhl, the Clerk of the Circuit Court of Montgomery County. In the adversary proceeding, the Company seeks, among other things, (1) a declaration that the payment of certain mortgage recordation taxes by the Company, in connection with the recordation of a deed of trust under the terms of the Plan of CBC, violated the Bankruptcy Court's order confirming the Plan and the provisions of the United States Bankruptcy Code exempting the Company from the payment of such taxes, and (2) the recovery of such tax payments. The Bankruptcy Court has scheduled for April 8, 1997 a hearing on the motions to dismiss filed by the defendants.


        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to security holders during the quarter ended December 31, 1996.


        Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following is a list of Executive Officers of the Company, their ages, positions, offices and business experience, as of March 1, 1997:

             Alison Taunton-Rigby, Ph.D., 52, has been President, Chief Executive Officer and Director since March of 1996. Dr. Taunton-Rigby was President and Chief Executive Officer and a member of the Board of Directors of CBC from April 1995 until October of 1996. From 1993 to 1994, she was President and Chief Executive Officer of Mitotix, Inc., a biopharmaceutical company. Prior to joining Mitotix, Dr. Taunton-Rigby was Senior Vice President, Biotherapeutics, of Genzyme Corporation, where she had overall responsibility for Genzyme's biotherapeutics business. Dr. Taunton-Rigby is a member of the Board of Directors of BIO, the national trade organization, where she is also Chair of the Emerging Companies section. She is also a member of the Board of Directors and a past President of the Massachusetts Biotech Council, the trade organization representing Massachusetts biotechnology companies. Dr. Taunton-Rigby received her doctorate in Chemistry from the University of Bristol in England, and is a graduate of the Advanced Management Program of the Harvard Business School. She is a director of the CML Group, a specialty retailer, and of Synaptic Pharmaceutical Corporation. She is also a member of the Bentley College Ethics Board.

             Gerald A. Beltz, Ph.D., 45, is Vice President of Research and Development of the Company. Dr. Beltz served as Vice President of Research and Development of CBC from 1993 to 1996. For ten years prior to assuming these positions, Dr. Beltz held various scientific positions with CBC. Dr. Beltz was responsible for the initial development of CBC's FeLV feline leukemia vaccine and HIV-1 diagnostic assays, and is the lead inventor on the patents covering these products.
             Dr. Beltz received his B.S. from Beloit College, his M.A. and Ph.D. from Princeton University, and did his post-doctoral work at Harvard University.

             Stephen J. DiPalma, 38, is Vice President, Chief Financial Officer and Treasurer of the Company. Mr. DiPalma served as Vice President, Chief Financial Officer and Treasurer of CBC from March 1996 to October 1996. Before joining CBC, Mr. DiPalma was Chief Financial Officer and Chief Operating Officer of the Picker Institute, an affiliate of the Beth Israel Hospital, specializing in quality assessment, improvement and information services. From 1988 to 1995, Mr. DiPalma was Chief Financial Officer of Athena Diagnostics Inc. (formerly Genica Pharmaceuticals Corporation), a biotechnology company involved in therapeutic development and diagnostic testing targeted at neurological disorders. From 1985 to 1988, Mr. DiPalma was Director of Finance of the Health Data Institute, a division of Baxter International Corporation. Mr. DiPalma holds a B.S. from University of Massachusetts at Lowell and an M.B.A. from Babson College.

             Deborah B. Grabbe, 45, is Vice President of Manufacturing Operations of the Company. Ms. Grabbe served as Vice President of Manufacturing Operations for CBC from 1995 until 1996. She was Vice President of Regulatory Affairs and Product Quality for CBC from 1993 to 1994. Prior to joining CBC in 1993, Ms. Grabbe was Director of Regulatory and Clinical Affairs and Director of Product Support for Behring Diagnostics, Inc. From 1987 to 1988 she was Vice President of Operations at Biotechnica Diagnostics, Inc. Ms. Grabbe holds an A.B. from Oberlin College and an M.S. from John A. Burns School of Medicine, University of Hawaii.

             Robert B. Kammer, M.D., 56, is Vice President of Medical Affairs for the Company. Dr. Kammer served as Vice President of Medical Affairs for CBC from 1993 until 1996. From 1988 to 1993, Dr. Kammer was employed at Schering-Plough Corporation as Director, Anti-Infective Clinical Research. Before joining Schering-Plough, Dr. Kammer worked at Lilly Research Laboratories. Dr. Kammer received his B.A. and M.D. degrees from the University of Iowa and did his internship, residency and fellowship at the Medical College of Virginia.


                                     PART II


        Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Price of common stock:

                                  1996                         1995
        Quarter             High       Low                High      Low

        1st                 $1.6250   $0.3750             $0.7500  $0.1250
        2nd                 $1.2500   $0.5000             $1.2500  $0.1870
        3rd                 $0.8125   $0.3437             $1.6250  $0.1870
        4th                 $6.7500   $3.2500             $1.5000  $0.2500


        The above prices reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The prices reported for 1995 and until October 1996 represent bid prices for transactions of CBC stock reported by brokers on the "OTC Bulletin Board" and in the so called "pink sheets." The prices for the last quarter of 1996 are the high and low bid information as quoted on the NASDAQ National Market System for Aquila's stock. The prices in the fourth quarter of 1996 reflect the exchange of CBC shares for shares of the Company at a ratio of one share of the Company for each 7.569 shares of CBC. The high and low bid prices for CBC stock for the last quarter of 1996 fell within the range reported for Aquila, after adjustment for the exchange of shares. The Company's stock was deemed registered pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934 on or about October 21, 1996 and began trading on the NASDAQ National Market System on October 24, 1996.




        Below are high and low prices (rounded to the nearest 1/16) reported as if the exchange of CBC shares for the Company's shares at the rate of 7.5696 shares of CBC for one share of the Company had occurred on January 1, 1995.

                                 1996                          1995
        Quarter             High       Low               High        Low

        1st                 $12.3125  $2.8125            $ 5.6875  $0.9375
        2nd                 $ 9.4375  $3.75              $ 9.4375  $1.4375
        3rd                 $ 6.125   $2.625             $12.3125  $1.4375
        4th                 $ 6.75    $3.25              $11.375   $1.875

        As of March 25, 1997, there were approximately 5,445 shareholders of record of the Company's common stock.


        Item 6.   SELECTED FINANCIAL DATA
-------------------------------

                        Aquila Biopharmaceuticals, Inc.
             For the years ended December 31, 1996, 1995 and 1994


                                        1996           1995          1994
                                        ----           ----          ----
Year ended December 31:
-----------------------
  Net Sales                          $6,573,112     $5,727,716     $5,009,922
                                     ===========   =============  ============

  Loss from continuing operations   ($1,110,146)    (5,164,876)  ($11,608,156)

  Loss from continuing operations
    per share:

        Primary                          ($0.29)        ($1.50)        ($3.40)
                                     ===========   =============  ============


  Cash dividends declared per             $0.00           $0.00         $0.00
    share                            ===========   =============  ============

At year end:
-----------

  Total Assets
                                    $26,312,350     $23,044,579   $28,502,670
                                    ===========   =============  ============

  Long term notes payable            $4,055,564              $0            $0
                                    -----------   ------------   -------------

  Total long term obligations         4,055,564              $0            $0
                                     ===========   =============  ============





        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        General

        Aquila is the successor to the biopharmaceutical business of CBC pursuant to the terms of the Plan and is the successor to CBC under the Securities Exchange Act of 1934 and Rule 12g-3(a) thereunder.

        Results of Operations

        The Statement of Operations presents Aquila's results from operations exclusive of diagnostic activities, which are presented as Discontinued Operations in the statement. Revenues, costs, expenses and other items reflect the results of Aquila's biopharmaceutical business and administrative functions only, as more fully described below.

        Revenues

        Total revenues were $6,573,000 in 1996, or 15% higher than in 1995. Total revenues of $5,728,000 in 1995 increased 14% versus 1994 total revenues of $5,010,000.

        Product sales were $1,398,000 and $591,000, in 1996 and 1995 respectively, an increase of 137%. Product sales in 1995 were 13% lower than in 1994. The increase in product sales in 1996 compared with 1995 was due primarily to increased sales of certain animal health products to Virbac S.A. and payments received for materials provided by the Company to corporate partners. Sales of the animal health products in 1995 were negatively impacted by production problems during that year. In 1996, animal health product sales reflect increased volume to compensate for diminished supply in 1995.

        Research and development ("R&D") revenues of $5,176,000 in 1996 represented a small increase compared to $5,137,000 in 1995. R&D revenues in 1995 were 19% higher than in 1994. The majority of these revenues were generated from license agreements and the remainder were generated from funded research agreements. The Company recognized $3,500,000 in both 1996 and 1995 and $3,000,000 in 1994 in revenue representing installments of a license fee under an agreement with SmithKline Beecham p.l.c. ("SKB") which allows SKB to use the Company's proprietary StimulonTM adjuvant ("QS21") in numerous vaccines. Income from this agreement represented 53%, 61% and 60% of the Company's total revenue in 1996, 1995 and 1994, respectively. A final $3,000,000 installment of the license fee is payable by SKB in January of 1998 in order for SKB to maintain access to all the technology under the agreement. The Company also recognized $1,920,000 in revenue from its collaboration with Virbac S.A. on the development of a vaccine for bovine mastitis for the three years from 1994 to 1996.

        No royalty revenue has been reported in any period presented. Although the Company did receive royalty payments under certain license agreements during each year presented, the underlying technology which is the subject of those agreements is primarily diagnostic. Therefore, royalty revenue derived from these agreements is not considered to be central to Aquila's ongoing business and is reported as Other Income.

        Costs and Expenses

        Cost of products sold as a percentage of product sales was 134%, 185% and 195% in 1996, 1995 and 1994, respectively. The decrease in 1996 from 1995 is primarily due to the increase in product sales in 1996 compared to 1995. Despite the volume increase, cost of products sold continued to exceed product sales in 1996 due to unfavorable pricing. In early 1997, management was successful in negotiating higher prices for certain of the Company's animal health products.

        Research and development expenses were $4,839,000 in 1996 and $5,697,000 in 1995, a decrease of 15%. R&D expenses in 1995 increased 12% over 1994 expenses of $5,068,000. The decrease in 1996 is attributable to expenses recognized in 1995 related to a milestone obligation on certain technology licensed by the Company, which expense did not recur in 1996, and to a reduction in personnel-related expenses.

        General and administrative expenses ("G&A") were $5,027,000 in 1996 and $5,455,000 in 1995, a decrease of 8%. 1995 G&A expenses were 23% lower than in 1994. This decrease in 1996 is due primarily to a reduction in personnel-related expenses.




        Other Income, Net

        The Company recognized other income, net of $5,777,000 in 1996, compared to $2,162,000 in 1995 and $360,000 in 1994. This increase in 1996 is due to income recognized related to the receipt of a paid-up license fee of $3,250,000 from a third party and a $500,000 payment received in exchange for the Company's interest in a joint venture. Both of these payments were nonrecurring transactions.

        As discussed above, other income, net includes royalty income in all periods presented. Royalty income, net of royalty expense, was $1,395,000, $1,582,000 and $832,000 in 1996, 1995 and 1994,
        respectively.

        Reorganization Items

        The Company incurred expenses of $2,109,000, $1,200,000 and $611,000 in 1996, 1995 and 1994, respectively, for professional fees related to the bankruptcy process and the consummation of the Plan. The increase in 1996 was due to expenses related to the consummation of the Plan.

        The Company considers all cash up to the amount of liabilities subject to Chapter 11 proceedings, which were approximately $9.9 million at December 31, 1995, to be cash accumulated as a result of Chapter 11. Interest earned on cash accumulated as a result of Chapter 11 was $394,000, $387,000 and $100,000 in 1996, 1995 and
        1994, respectively.

        Discontinued Operations

        On June 24, 1996, the Company sold the assets of the enterics diagnostic business to Meridian Diagnostics, Inc. for approximately $5,700,000 in cash and other considerations. The results of operations of the enterics business are reported as discontinued operations and prior periods have been restated to reflect that presentation and the disposal of that business. Income from discontinued enterics operations was $552,000, $426,000 and $259,000 in 1996, 1995 and 1994, respectively. A gain on disposal of the enterics business of $5,218,000 was recorded in 1996.

        On October 22, 1996, the Company sold its retroviral diagnostic business to bioMerieux for $6,500,000. The results of operations of the retroviral business are reported as discontinued operations and prior periods have been restated to reflect that presentation and the disposal of that business. Income from discontinued retroviral operations was $901,000 in 1996 compared to losses from discontinued retroviral operations of $203,000 and $1,183,000 in 1995 and 1994, respectively. A gain on disposal of the retroviral business of $2,439,000 was recorded in 1996.




        On July 21, 1994 the Company's wholly-owned Irish subsidiary, CBL, filed for protection of the Irish high Court and an Examiner was appointed pursuant to the Irish Companies Act of 1990. The appointment of the Examiner and the doubtful recovery of the Company's investment in CBL led the Company to conclude the measurement date to be July 21, 1994 under APB 30. Consequently the accompanying financial statements for 1994 include a loss of $2,129,000 from the discontinued operations. Net revenue from discontinued CBL operations were $1,952,000 for the period prior to disposal. On November 30, 1994 the company sold its interest in CBL to SelfCare, Inc. Total consideration for the transaction was $2.1 million. The Company recorded a loss on disposal of $6,963,000.

        Extraordinary Loss on Reorganization

        A loss on all transactions related to the consummation of the Plan of $2,040,000 was recorded in 1996. This loss resulted primarily from the settlement of the class action lawsuit partially offset by the forgiveness of liabilities in the bankruptcy case.

        Net Income (Loss)

        The Company had a loss from continuing operations of $1,110,000, or $.29 per share, $5,165,000, or $1.50 per share, and $11,608,000, or $3.40 per share, in 1996, 1995 and 1994, respectively. The Company had income of $5,960,000, or $1.57 per share, in 1996 and losses of $4,942,000, or $1.44 per share, and $22,276,000, or $6.52 per share, in 1995 and 1994, respectively, including income or loss from discontinued operations, gain or loss on the disposal of discontinued operations and the extraordinary loss on consummation.

        In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB 25 and related interpretations in accounting for its plans.

        In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Earnings Per Share. SFAS 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"). This statement will be effective for fiscal year 1997 and will require restatement of all prior period EPS data presented. The Company has not yet determined the financial impact of adopting this statement.




        Liquidity and Capital Resources

        The ability of Aquila to fund its long term operations is dependent upon several factors, including the Company's ability to attract funding through additional public or private financing or by establishing corporate partnerships and collaborative arrangements. There can be no assurance that such additional funding can be obtained on acceptable terms.

        Operating activities used $1,025,000, $880,000 and $3,095,000 of cash in 1996, 1995 and 1994, respectively. The 1996 net income of $5,960,000 includes approximately $7,423,000 in gain on sale of discontinued operations, a loss on the consummation of the Plan of $2,040,000, and non-cash depreciation and amortization of $3,448,000. In 1995, the net loss of $4,942,000 included $4,737,000 of non-cash depreciation and amortization. In 1994 the net loss of $22,276,000 included a loss on disposal of discontinued operations of $7,482,000, and non-cash depreciation and amortization of $4,282,000.

        In 1996, the Company reduced inventories and accounts receivable by $1,263,000, and $348,000, respectively. By comparison, inventories increased by $402,000 and accounts receivable decreased by $143,000 in 1995. In 1996, accounts payable and other accrued expenses decreased by $1,034,000, primarily due to payments made against post-petition administrative claims pursuant to the consummation of the Plan. Cash used to satisfy pre-petition Chapter 11 liabilities under the Plan was $3,757,000. Deferred revenue also decreased, due primarily to the recognition of revenue related to the Company's collaboration with Virbac on the development of a vaccine for bovine mastitis. The primary reason for the reduction in deferred revenue in 1995 was the $3,500,000 license fee received in December, 1994 and earned during 1995.

        Accounts payable and other liabilities increased by $3,349,000 and $2,074,000 in 1995 and 1994, respectively. The 1995 increase was due primarily to the patent related milestone obligation previously mentioned, employee retention bonus plan and timing of payments. The 1994 increase was primarily due to postponed payments due to a cash shortage prior to filing for Chapter 11, employee retention bonus plan and professional fees incurred due to the Company's filing for Chapter 11.

        Investing activities generated $3,306,000 in 1996, due primarily to the receipt of proceeds from the sales of the enterics and retroviral diagnostic businesses. In 1995, by comparison, investing activities used $798,000, primarily related to the purchase of property, plant and equipment and additions to Patent and Purchased Technology assets. In 1994 investing activities generated $5,262,000, due primarily to the proceeds from the sale of the Company's Irish subsidiary, the proceeds from the collection of a note receivable and the sale of marketable securities.




        During 1994, the Company's financing activities generated
        $5,455,000 due primarily to the stock issued from the January 1994 shelf offering.

        Cash and cash equivalents were $9,112,000 at December 31, 1996, compared to $6,856,000 at December 31, 1995 and $8,538,000 at
        December 31, 1994. The increase in 1996 results primarily from the sales of the enterics and retroviral diagnostic businesses and the receipt of a paid-up license fee from a sub-licensee of certain diagnostic technology. Total cash, cash equivalents and marketable securities were $17,675,000 at December 31, 1996.

        The Company currently occupies an office, research and manufacturing facility in Worcester, Massachusetts under a lease which expires on December 31, 1997. The Company expects that relocation to another facility will be necessary. Given the nature of Aquila's research and manufacturing activities and the specialized space required to support those activities, it is expected that the Company will be required to make capital expenditures to improve the new facility and to acquire new systems and equipment related to the new facility. While an accurate estimate cannot be made at this time, it is possible that these expenditures could be substantial.

        Aquila's discussions as to management's plans and objectives for Aquila's business after the date hereof are forward looking statements which involve a number of risks and uncertainties. Actual results may differ materially from those projected by Aquila. The following factors, among others, could effect the Company's actual results: general economic conditions; risks in product and technology development; delays and difficulties in the regulatory approval process; difficulties in obtaining raw materials and supplies for the Company's products; failure of corporate partners to commercialize successfully products using the Company's technology; competition from other companies; the costs of acquiring additional technology; failure to obtain the funding necessary for the Company's planned activities; and other risks and uncertainties identified in this report on Form 10-K and in Aquila's Security and Exchange Commission filings and the exhibits thereto.


        Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements filed as part of this Annual Report on Form 10-K are listed under Item 14 below.

        Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.




                                     PART III


        Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             Incorporated by reference to the Company's definitive proxy statement, "Proposals 1 and 2, Election of Directors", to be filed pursuant to Regulation 14A, in connection with the 1997 Annual Meeting of Shareholders. Information concerning executive officers of the Registrant is included in Part I of this Report as
        Item 4A - Executive Officers of the Registrant.


        Item 11.  EXECUTIVE COMPENSATION.

             Incorporated by reference to the Company's definitive proxy statement, "Proposals 1 and 2, Election of Directors - Executive Compensation", to be filed pursuant to Regulation 14A, in connection with the 1997 Annual Meeting of Shareholders.


        Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

             Incorporated by reference to the Company's definitive proxy statement, "Proposals 1 and 2, Election of Directors - Security Ownership of Certain Beneficial Owners and Management", to be filed pursuant to Regulation 14A in connection with the 1997 Annual Meeting of Shareholders.


        Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Incorporated by reference to the Company's definitive proxy statement, "Proposals 1 and 2, Election of Directors", to be filed pursuant to Regulation 14A in connection with the 1997 Annual Meeting of Shareholders.


                                      PART IV


        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

             (a)  1.   Financial Statements.

                  The following documents are filed as part of this report:

                  i.   Report of Independent Auditors.

                  ii.  Statement of Operations for each of
        the three years in the period ended December 31, 1996.

                  iii. Balance Sheets at December 31, 1996 and 1995.

                  iv.  Statement of Cash Flows for each of
        the three years in the period ended December 31, 1996.

                  v.   Statement of Shareholders' Equity for
        each of the three years in the period ended December 31, 1996.

                  vi.  Notes to Financial Statements for the
        years ended December 31, 1996 and 1995.

             (a)  2.   Financial Statement Schedules.

                  None.

             (a)  3.   Exhibits.

                  2. Confirmed Reorganization Plan (consisting of Reorganization Plan, dated May 20, 1996, and modification date of July 15, 1996) (incorporated by reference to Exhibit 2 to current report on Form 8-K, dated July 18, 1996, File No. 0-12081).

                  3.1     Amended and Restated Certificate of
        Incorporation, effective July 25, 1996 (incorporated by reference to Exhibit 2 to Form 8-K, dated July 18, 1996, File No. 0-12081).

                 o3.2    Certificate of Amendment of Amended and Restated
        Certificate of Incorporation, effective March 24, 1997 (a complete copy of the Amended and Restated Certificate of Incorporation, as amended, is filed herewith).

                  3.3 By-laws (incorporated by reference to Exhibit 2 to Form 8-K, dated July 18, 1996, File No. 0-12081).

                  4.1 Specimen Certificate representing common stock of the Company (incorporated by reference to Exhibit 4.1 to Form 8-K, dated October 21, 1996, File No. 0-12081).

                  4.5 Long Term Debt. No instrument which defines the rights of holders of long term debt of the Company is filed herewith. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                  *10.1   Contract Research and License Agreement with
        Virbac Laboratories, S.A. dated July 6, 1983 (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for fiscal year ended December 31, 1983, File No. 0-12081).

                  *10.1.1 Amendment to Agreement with Virbac Laboratories, S.A. (incorporated by reference to Exhibit 10.10.1 to Annual Report on Form 10-K for fiscal year ended December 31, 1988, File No. 0-12081).




                  *10.2   Lease for Worcester Massachusetts facility
        (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for fiscal year ended December 31, 1986, File No. 0-12081).

                  10.2.1 Amendment to Lease Agreement for Worcester Massachusetts facility (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for fiscal year ended December 31, 1992, File No. 0-12801).

                  *10.3   License, Development and Supply Agreement with
        SmithKline Beecham, p.l.c., dated as of September 11, 1992, as amended by Agreement dated as of March 31, 1993 (incorporated by reference to Exhibit 10.17 to Annual Report of Form 10-K for fiscal year ended December 31, 1992, File No. 0-12081).

                  tm10.4 Employment Agreement with Alison Taunton-Rigby, dated April 6, 1995 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 0-12081).

                  tm10.5 Employment Agreement with Gerald A. Beltz, dated August 21, 1995 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 0-12081).

                  tm10.6 Employment Agreement with Deborah Blackburn Grabbe, dated August 21, 1995 (incorporated by reference to
        Exhibit 10.19 to Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 0-12081).

                  tm10.7 Employment Agreement with Robert B. Kammer, dated August 21, 1995 (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 0-12081).

                  tm o10.8 Employment Agreement with Stephen J. DiPalma, dated March 1, 1996.

                  10.9 Master Acquisition Agreement by and among bioMerieux Vitek, Inc., Aquila Biopharmaceuticals, Inc. and Cambridge Biotech Corporation, dated as of April 4, 1996
        (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for quarter ended June 30, 1996, File No.
        0-12081).

                  10.10 Asset Purchase Agreement between Meridian Diagnostics, Inc. and Cambridge Biotech Corporation, dated as of June 24, 1996 (incorporated by reference to Exhibit 2.1 to current report on Form 8-K, dated June 24, 1996, File No. 0-12081).

                 o10.11 Lease Agreement with bioMerieux Vitek, Inc. dated October 22, 1996 for premises located at 1500 East Gude Drive and 3 Taft Court, Rockville, Maryland.

                 o10.12  1996 Stock Award and Option Plan.

                 o10.13  1996 Directors Stock Award and Option Plan.

                 o10.14  1996 Employee Stock Purchase Plan.

                 o11.    Computation of Earnings Per Share.

                 o27.    Financial Data Schedule.

             (b)  Reports on Form 8-K filed in the last quarter of 1996.

                  1.      Current report on Form 8-K, dated October 21,
        1996.



        _____________________

        o    Filed herewith as part of this Annual Report on Form 10-K.

        *    Confidential treatment previously granted.

        tm   Management contract or compensatory plan.

        Report of Independent Accountants

        We have audited the accompanying balance sheets of Aquila Biopharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquila Biopharmaceuticals, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            /s/
                                            Coopers & Lybrand L.L.P.
        Boston, Massachusetts
        March 7, 1997


Aquila Biopharmaceuticals, Inc.
	Statements of Operations
	For the Years Ended December 31, 1996, 1995 and 1994


Revenue:                                                 1996             1995
        Product sales                              $1,397,597          590,859
        Research and development                    5,175,515        5,136,857
                                                    _________        _________
                                                    6,573,112        5,727,716
Cost and expenses:
        Cost of sales                               1,879,206        1,090,408
        Research and development                    4,839,116        5,696,964
        General and administrative                  5,027,190        5,454,835
        Loss on impairment of assets                        0                0
          (Notes 7 and 8)                          __________       __________
                                                   11,745,512       12,242,207


Other income, net (Note 14)                         5,777,032        2,162,396

Income/(Loss) from continuing operations before
 reorganization items and income tax benefit          604,632       (4,352,095)

Reorganization items (Note 1):
        Professional fees                          (2,109,050)      (1,200,188)
        Provision for rejected executory contracts          0                0
	Interest earned on accumulated cash
          resulting from Chapter 11 proceedings       394,272          387,407

        Total reorganization items                 (1,714,778)        (812,781)
                                                  ___________        _________
Loss from continuing operations before
 income tax benefit                                (1,110,146)      (5,164,876)

Income tax (expense)/benefit (Note 13)                      0                0
                                                    _________        _________
Loss from continuing operations                    (1,110,146)      (5,164,876)

Discontinued operations (Note 3):
        Income/(Loss) from operations               1,452,810          223,330
        Gain/(Loss) on disposal                     7,656,683                0
                                                    _________        _________
Income/(Loss) before extraordinary loss             7,999,347       (4,941,546)

Extraordinary loss on Reorganization (Note 12)     (2,039,816)               0
                                                    _________        _________
Net Income/(Loss)                                  $5,959,531      ($4,941,546)

Net income/(loss) per weighted average number
  of common shares:
        Continuing operations                          ($0.29)          ($1.50)
        Discontinued operations                         $2.40            $0.06
        Extraordinary loss on Reorganization           ($0.54)           $0.00

Net Income/(Loss) per share                             $1.57           ($1.44)

Weighted average number of
  common shares outstanding                         3,803,247        3,442,305

	Aquila Biopharmaceuticals, Inc.
	Statements of Operations
	For the Years Ended December 31, 1996, 1995 and 1994

Revenue:                                                1994
        Product sales                               $675,725
        Research and development                   4,334,197
                                                   _________
                                                   5,009,922
Cost and expenses:
        Cost of sales                              1,317,850
        Research and development                   5,068,244
        General and administrative                 7,051,194
	Loss on impairment of assets
          (Notes 7 and 8)                          2,879,707
                                                   _________
                                                  16,316,995

Other income, net (Note 14)                          359,796

Income/(Loss) from continuing operations before
 reorganization items and income tax benefit     (10,947,277)

Reorganization items (Note 1):
        Professional fees                           (610,832)
        Provision for rejected executory contracts (357,501) Interest earned on accumulated cash
          resulting from Chapter 11 proceedings       99,579
                                                   _________
        Total reorganization items                  (868,754)

Loss from continuing operations before           ___________
 income tax benefit                              (11,816,031)

Income tax (expense)/benefit (Note 13)               207,875
                                                ____________
Loss from continuing operations                  (11,608,156)

Discontinued operations (Note 3):
        Income/(Loss) from operations             (3,186,400)
        Gain/(Loss) on disposal                   (7,481,710)
                                                  __________
Income/(Loss) before extraordinary loss          (22,276,266)

Extraordinary loss on Reorganization (Note 12)             0
                                                 ___________
Net Income/(Loss)                               ($22,276,266)

Net income/(loss) per weighted average number
  of common shares:
        Continuing operations                         ($3.40)
        Discontinued operations                       ($3.12)
        Extraordinary loss on Reorganization           $0.00
                                                      ______
Net Income/(Loss) per share                           ($6.52)

Weighted average number of                         3,416,100
  common shares outstanding





  The accompanying notes are an integral part of the financial statements.



	Aquila Biopharmaceuticals, Inc
	Balance Sheets
	As of December 31, 1996 and 1995

                                                         1996             1995
Assets
Current Assets:
        Cash and cash equivalents                   9,112,091        6,855,751
        Marketable securities
          (Notes 2 and 4)                           8,562,730          216,162
        Accounts receivable - trade
          (less allowance for
          doubtful accounts of $178,565 and
          $160,000, respectively)                   1,545,612        2,638,024
        Other receivables                             820,307          125,831
        Inventories (Note 5)                          451,074        4,367,831
        Prepaid expenses and other current assets     778,927          695,455
                                                   __________       __________
                Total current assets               21,270,741       14,899,054

Investments (Note 6)                                  394,500                0

Property, Plant, and Equipment, Net (Note 7)        4,308,457        6,985,523

Patents and Purchased Technology, Net (Note 8)        295,620        1,054,579

Other Assets                                           43,032          105,423
                                                   __________       __________
Total Assets                                       26,312,350       23,044,579

Liabilities & Shareholders' Equity

Current Liabilities:
        Accounts payable                              943,924          850,480
        Accrued royalties                             642,959        1,192,169
        Accrued professional fees                     383,557          753,244
        Accrued incentive compensation (Note 16)            0        1,457,622
        Other accrued expenses (Note 9)             2,097,326        2,258,196
        Deferred revenue (Note 18)                    917,600          410,739
        Current maturities of long-term debt
          (Note 10)                                   129,103                0
                                                   __________        _________
                Total Current Liabilities           5,114,469        6,922,450

Deferred Revenue (Note 6)                             225,000        2,287,315

Long Term Debt (Note 10)                            4,055,564                0

Liabilities Subject To Chapter 11 Proceedings
  (Note 11)                                                 0        9,880,309
                                                    _________        _________

Total Liabilities                                   9,395,033       19,090,074

Minority Interest                                           0            8,989

Commitments and Contingencies (Note 15)

Shareholders' Equity (Note 16):
	Preferred stock, authorized:
          5,000,000 in 1996 and 1995 none issued             -              -
	Common stock, par value: $.01 per share,
          authorized: 30,500,000 and 40,000,000
          shares in 1996 and 1995, respectively
          issued:  5,000,000 and 26,057,006 shares
          in 1996 and 1995, respectively                 50,000        260,570
        Additional paid in capital                  127,514,223    120,382,104
        Unearned compensation                                 0       (138,088)
        Treasury stock at cost: 10,526 shares           (47,367)             0
        Accumulated deficit                        (110,599,539)  (116,559,070)

Total Shareholders' Equity                           16,917,317      3,945,516

Total Liabilities and Shareholders' Equity          $26,312,350    $23,044,579



   The accompanying notes are an integral part of the financial statements.


                        Aquila Biopharmaceuticals, Inc.
                            Statement of Cash Flows
                  For the years ended December 31, 1996 and 1995


                                                   1996            1995
                                                   ----            ----
Cash Flows From Operating Activities:

Net Income/(Loss)                               $5,959,531     ($4,941,546)
Adjustments to reconcile net income/(loss)
 to net cash used in operating activities:
    Depreciation and amortization                3,448,192       4,736,689
    Provision for doubtful accounts                 50,000          61,065
    Non cash compensation expense                   50,000         219,381
    Loss on sale of property, plant and
      equipment                                        ---             ---
    Loss from impairment of assets                     ---             ---
    Gain on sale of discontinued
      businesses                                (7,423,020)            ---
    Loss from bankruptcy consummation            2,039,816             ---
    Receipt of investments                        (169,500)       (216,162)
    Loss on disposition and write down
      of investments                                11,164         110,586
    Changes in assets and liabilities,
      net of effects of disposed
      businesses:
    Accounts and other receivables                 347,936         143,316
    Inventories                                  1,262,592        (402,163)
    Deferred revenue                            (1,780,454)      (4,090,520)
    Prepaid and other current assets               (83,472)        140,830
    Accounts payable and other accrued
      expenses                                  (1,033,690)      3,349,347
    Settlement of liabilities subject to
      chapter 11 proceedings                    (3,757,436)            ---
    Other noncurrent assets                         62,391             368
    Minority interest                               (8,989)          8,989
    Discontinued operations-non cash &
      working capital changes                          ---             ---
                                                ------------   ------------
          Net cash used by
          operating activities                  (1,024,939)       (879,820)

Cash Flows From Investing Activities:
    Purchases of marketable securities          (8,562,730)            ---
    Proceeds from disposal of marketable
      securities                                   204,998             ---
    Purchases of property, plant, and
      equipment                                   (309,627)       (593,551)
    Proceeds from sale of property, plant
      and equipment                                    ---             ---
      Proceeds from collection of notes
        receivable                                     ---             ---
    Patents and purchased technology              (227,968)       (204,927)
    Proceeds from sale of discontinued
      businesses                                12,201,000             ---
    Financing activities of discontinued
      operations                                       ---             ---
                                                ------------   ------------
        Net cash (used)/provided by
          investing activities                   3,305,673        (798,478)

Cash Flows From Financing Activities:
    Issuance of common stock                           ---             ---
    Payment on long-term obligations               (24,394)         (3,742)
                                                ------------   ------------
        Net cash (used)/provided by
          financing activities                     (24,394)         (3,742)
    Effect of exchange rate changes on cash
      and cash equivalents                             ---             ---

Net increase/(decrease) in cash                 ------------   ------------
  and cash equivalents                           2,256,340      (1,682,040)

Cash and cash equivalents at the
  beginning of the year                          6,855,751       8,537,791
                                                ------------   ------------
Cash and cash equivalents at the
    end of the period                           $9,112,091      $6,855,751
                                                ============   ============
Supplemental disclosures:
Income taxes paid/(refunded)                        $4,231              $0
                                                ============   ============
Interest paid                                      $98,541              $0
                                                ============   ============
Stock Received for Unearned License Fee           $225,000              $0
                                                ============   ============
Conversion of Chapter 11 liabilities into
  long term debt                                $4,021,220              $0
                                                ============   ============
Stock issued under incentive plan                 $503,055              $0
                                                ============   ============

Stock issued to Creditors pursuant to
  Reoganization Plan                              $881,582              $0
                                                ============   ============
Stock issued in settlement of class action
  lawsuit                                       $5,625,000              $0
                                                ============   ============
The accompanying notes are an integral part of the financial statements
-------------------------------------------------------------------------------
                        Aquila Biopharmaceuticals, Inc.
                            Statement of Cash Flows
                     For the year ended December 31, 1994

                                                                   1994
                                                                   ----
Cash Flows From Operating Activities:

Net Income/(Loss)                                             ($22,276,266)
Adjustments to reconcile net income/(loss)
 to net cash used in operating activities:
    Depreciation and amortization                                4,282,125
    Provision for doubtful accounts                                 46,697
    Non cash compensation expense                                  160,253
    Loss on sale of property, plant and
      equipment                                                     60,343
    Loss from impairment of assets                               2,879,707
    Gain on sale of discontinued
      businesses                                                 7,481,710
    Gain from discontinued operations                                  ---
    Loss from bankruptcy consummation                                  ---
    Receipt of investments                                             ---
    Loss on disposition and write down
      of investments                                               531,155
    Changes in assets and liabilities,
      net of effects of disposed
      businesses:
    Accounts and other receivables                                 974,979
    Inventories                                                  1,524,269
    Deferred revenue                                              (468,819)
    Prepaid and other current assets                              (275,089)
    Accounts payable and other accrued
      expenses                                                   2,073,972
      Settlement of liabilities subject to
    Other noncurrent assets                                         44,261
    Minority interest                                                  ---
    Discontinued operations-non cash &
      working capital changes                                     (134,235)
                                                               ------------
          Net cash used by
          operating activities                                  (3,094,938)

Cash Flows From Investing Activities:
    Purchases of marketable securities                           4,139,562
    Proceeds from disposal of marketable
      securities                                                       ---
    Purchases of property, plant, and
      equipment                                                ( 2,118,359)
    Proceeds from sale of property, plant
      and equipment                                                 84,750
      Proceeds from collection of notes
        receivable                                               1,000,366
    Patents and purchased technology                              (266,332)
    Proceeds from sale of discontinued
      businesses                                                 2,391,256
    Financing activities of discontinued
      operations                                                    31,152
                                                               ------------
        Net cash (used)/provided by
          investing activities                                   5,262,395

Cash Flows From Financing Activities:
    Issuance of common stock                                     6,832,513
    Payment on long-term obligations                            (1,377,449)
                                                               ------------
        Net cash (used)/provided by
          financing activities                                   5,455,064
    Effect of exchange rate changes on cash
      and cash equivalents                                          31,107

Net increase/(decrease) in cash                                ------------
  and cash equivalents                                           7,653,628

Cash and cash equivalents at the
  beginning of the year                                            884,163
                                                               ------------
Cash and cash equivalents at the
    end of the period                                           $8,537,791
                                                               ============
Supplemental disclosures:
Income taxes paid/(refunded)                                     ($141,814)
                                                               ============
Interest paid                                                     $254,026
                                                               ============
Stock Received for Unearned License Fee                                 $0
                                                               ============
Conversion of Chapter 11 liabilities into
  long term debt                                                        $0
                                                               ============

Stock issued under incentive plan                                       $0
                                                               ============
Stock issued to creditors pursuant to
  Reorganization Plan                                                   $0
                                                               ============
Stock issued in settlement of class action
  lawsuit                                                               $0
                                                               ============
The accompanying notes are an integral part of the financial statements

                        Aquila Biopharmaceuticals, Inc.
                       Statement of Shareholders' Equity
              For the years ended December 31, 1996, 1995 and 1994


                                                 Additional
                              Common Stock        Paid-In        Unearned
                            Shares     Amount     Capital      Compensation
                            ------     ------     --------    --------------
BALANCE,
DECEMBER 31, 1993         23,403,445  $234,034  $113,854,636    ($796,231)

Private placement of
 common stock              2,589,100    25,891     6,609,357        ---

Stock issued for the
 employee stock purchase
 plan                         50,761       508       154,313        ---

Exercises of warrants,
 options, and other
 shares issued                13,700       137        42,307        ---

Forfeiture of discounted       ---         ---      (449,134)     449,134
 stock options

Compensation expense
 recognized                    ---         ---         ---        160,253

Net loss                       ---         ---         ---          ---

Translation adjustment         ---         ---         ---          ---
                            ---------    --------    --------    --------
BALANCE,
DECEMBER 31, 1994         26,057,006   260,570   120,211,479    (186,844)

Compensation expense
 recognized                    ---         ---       170,625      48,756

Net loss                       ---         ---         ---          ---
                          -------------------------------------------------
BALANCE,
DECEMBER 31, 1995         26,057,006   260,570   120,382,104    (138,088)
                          =================================================

Stock exchanged with
 former shareholders
 pursuant to Reorgan-
 ization Plan            (22,614,701) (226,147)      226,147       ---

Stock issued in settle-
 ment of class action
 shareholder lawsuit       1,250,000    12,500     5,612,500       ---

Stock issued
 under incentive plan        111,790     1,118       501,937       ---

Stock issued to
 creditors pursuant
 to Reorganization Plan      195,905     1,959       879,623       ---

Compensation expense
 recognized                    ---         ---        50,000       ---

Forfeiture of dis-
 counted stock options         ---         ---      (138,088)    138,088

Stock held in Treasury
 related to disputed
 Chapter 11 claim              ---         ---         ---         ---

Net income                     ---         ---         ---         ---
                          -------------------------------------------------
BALANCE,
DECEMBER 31, 1996          5,000,000   $50,000  $127,514,223          $0
                          =================================================
The accompanying notes are an integral part of the financial statements
-------------------------------------------------------------------------------

                        Aquila Biopharmaceuticals, Inc.
                       Statement of Shareholders' Equity
              For the years ended December 31, 1996, 1995 and 1994


                                                 Cumulative
                           Treasury              Translation
                            Stock      Deficit   Adjustment       Total
                            ------     ------     --------    --------------

BALANCE,
DECEMBER 31, 1993            ---   ($89,341,258)  ($1,934,051)   $22,017,130

Private placement of
 common stock                ---        ---           ---          6,635,248

Stock issued for the
 employee stock purchase
 plan                        ---        ---           ---            154,821

Exercises of warrants,
 options, and other
 shares issued               ---        ---           ---             42,444

Forfeiture of discounted
stock options                ---        ---           ---                  0

Compensation expense
 recognized                  ---        ---           ---            160,253

Net loss                     ---    (22,276,266)      ---        (22,276,266)

Translation adjustment       ---         ---        1,934,051      1,934,051

                           --------    --------    --------      ---------
BALANCE,
DECEMBER 31, 1994              0   (111,617,524)            0      8,667,681

Compensation expense
 recognized                  ---        ---           ---            219,381

Net loss                     ---     (4,941,546)      ---         (4,941,546)
                          ---------------------------------------------------
BALANCE,
DECEMBER 31, 1995              0   (116,559,070)            0      3,945,516
                          ===================================================

Stock exchanged with
 former shareholders
 pursuant to Reorgan-
 ization Plan                ---        ---           ---                  0

Stock issued in settle-
 ment of class action
 shareholder lawsuit         ---        ---           ---          5,625,000

Stock issued
 under incentive plan        ---        ---           ---            503,055

Stock issued to
 creditors pursuant
 to Reorganization Plan      ---        ---           ---            881,582

Compensation expense
 recognized                  ---        ---           ---             50,000

Forfeiture of dis-
 counted stock options       ---        ---           ---                  0

Stock held in Treasury
 related to disputed
 Chapter 11 claim        (47,367)       ---           ---            (47,367)

Net income                   ---      5,959,531       ---          5,959,531
                          -------------------------------------------------
BALANCE,
DECEMBER 31, 1996       ($47,367) ($110,599,539)           $0    $16,917,317
                          ==================================================
The accompanying notes are an integral part of the financial statements







                           AQUILA BIOPHARMACEUTICALS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1.   ORGANIZATION AND BUSINESS

         Aquila Biopharmaceuticals, Inc. (the "Company" or "Aquila") is in the business of developing, manufacturing and marketing products that modulate the immune system to control or prevent infectious diseases and cancer. The Company's predecessor, Cambridge Biotech Corporation ("CBC") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on July 7, 1994 with the United States Bankruptcy Court for the District of Massachusetts Western Division (the "Bankruptcy Court"). Aquila, organized in 1996 as a Delaware corporation, became a successor to CBC pursuant to the terms of a Reorganization Plan (the "Plan") that was confirmed by the Bankruptcy Court on July 18, 1996 and consummated on October 21, 1996.

         2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The 1996 Balance Sheet reflects Aquila alone; no subsidiaries or other entities are consolidated in the accompanying 1996 Balance Sheet. All of the Company's former subsidiaries, which were Biotech Research Laboratories, Inc., FSC ("FSC"), Cambridge Affiliated Corporation ("CAC"), Cambridge Biotech International Corporation ("CBIC") and Cambridge Biotech Ltd. ("CBL"), collectively "the subsidiaries", were disposed of or dissolved by the Company during the period from 1994 through 1996. Results of operations of the subsidiaries are included in the accompanying financial statements as discontinued operations. The Balance Sheet at December 31, 1995 includes CBC, Biotech Research Laboratories, Inc., FSC, and CAC.

         CBL's revenue and expenses from January 1, 1994 to July 21, 1994 are reflected on the Statement of Operations as a loss from discontinued operations. CBIC ceased operations in 1994 . FSC is a foreign sales corporation which was dissolved by the Company on January 27, 1995. The Company's 51% ownership interest in CAC was disposed of in October, 1996 as part of the sale of the Company's "Retroviral" diagnostic business. All significant intercompany transactions and accounts have been eliminated. (See
         Note 3).

         Nature of Operations - The Company is in the business of developing, manufacturing and marketing products that modulate the immune system to control or prevent infectious diseases and cancer. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

         Basis of Presentation - Certain prior year amounts have been reclassified to conform with current year presentation.


         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, valuation allowance against deferred tax assets and accounts receivable and the charge for excess space (see Note 9). Actual results could differ from those estimates.

         Cash and Cash Equivalents - The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include money market accounts, certificates of deposit, commercial paper and short-term investments.

         Marketable Securities - The Company has classified its marketable securities in accordance with the Statement of Financial
         Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities" . At December 31, 1996, all marketable securities were commercial paper of domestic corporations and were classified as "held to maturity". At December 31, 1995, the Company had classified its marketable securities as "available for sale". All marketable securities at that date represented shares of common stock of one insurance company which were sold during 1996. (See Note 4.)

         Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company restricts cash investments to financial institutions and corporations with high credit standings. Credit risk on accounts receivable is minimized by the diverse nature of the entities from which accounts receivable are due. Additionally, the Company maintains reserves for potential credit losses. Writeoffs for 1996, 1995 and 1994 were $34,000, $51,000 and $929,000, respectively.

         Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

         Long-Lived Assets - The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1994. SFAS 121 requires that long-lived assets be reviewed for impairment by comparing the cumulative undiscounted cash flows from the assets with their carrying amount. Any writedowns are treated as permanent reductions in the carrying amount of the assets. Management's policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections and changes in management's strategic direction or market emphasis. The test of such recoverability is a comparison of the asset value to its expected cumulative net operating cash flow over the remaining life of the asset.

         Property, Plant and Equipment - Property, plant and equipment are recorded at cost. However, the carrying value is included in management's evaluation of the recoverability of the Company's long-lived assets. Depreciation for financial accounting purposes is computed by the straight-line method to amortize the cost of various classes of assets over their estimated useful lives. The estimated useful lives of the assets are as follows:

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

         Patents and Purchased Technology - Purchased technology related to the acquisition of assets is recorded at fair market value at acquisition date. However, the carrying value is included in management's evaluation of the recoverability of the Company's
         long-lived assets.   Capitalized patent costs include product
         registrations and costs incurred for the support and protection of existing patents. Purchased technology and patents are amortized on a straight-line basis over periods ranging from three to seven years.

         Revenue Recognition - Revenue from product and service sales is recognized at the time of the product shipment or performance of the service. Revenue from research and development contracts is deferred and recognized over the contractual periods as services are performed. In addition, research agreements which have established payments for distinct achievements or phases are recorded as income is earned. The initial fee in alliance agreements is recognized when a definitive agreement is reached and no contingent factors are present.

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

         Net Income/(Loss) Per Share - The net income or loss per share is computed based on the weighted average number of common and common equivalent shares (using the treasury stock method) outstanding during each period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Common equivalent shares consist of outstanding stock options.

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"). This statement will be effective for fiscal year 1997 and will require restatement of all prior period EPS data presented. Management has not yet determined the financial impact of adopting this statement.

         3.   DISCONTINUED OPERATIONS

         During 1996, the Company disposed of two separate diagnostics businesses encompassing the Company's diagnostic assets and operations. On May 16, 1996, the Bankruptcy Court approved the sale of the "Enterics" business, which was subsequently sold to Meridian Diagnostics Inc. on June 24, 1996 for approximately $5,700,000 in cash. The approval by the Bankruptcy Court led the Company to conclude the measurement date, under the Accounting Principles Board Statement No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), to be May 16, 1996. Consequently, the accompanying financial statements include a gain from the disposal of the Enterics business of $5,218,000 in 1996 and income from discontinued operations of the Enterics business of $552,000, $426,000 and $259,000 in 1996, 1995 and 1994,
         respectively. Net revenue from discontinued Enterics operations were $4,718,000, $3,880,000, and $3,571,000 in 1996, 1995 and
         1994, respectively.

         On October 22, 1996, the Company sold its Retroviral diagnostic business to bioMerieux Vitek Inc. for approximately $6,500,000 in cash pursuant to the Reorganization Plan. As the Company could not be assured the sale of this business would proceed until the consummation of the Reorganization Plan occurred, which took place on October 21, 1996, the Company has concluded that October 22, 1996 is the measurement date for the disposal of the Retroviral business under APB 30 . Consequently, the accompanying financial statements include a gain from the disposal of the Retroviral business of $2,439,000 in 1996, income from discontinued operations of the Retroviral business of $901,000 in 1996, and losses from discontinued operations of the Retroviral business of $203,000 and $1,183,000 in 1995 and 1994, respectively. Net revenue from discontinued Retroviral operations were $9,780,000, $16,384,000, and $12,436,000 in 1996, 1995 and 1994, respectively.

         On July 21, 1994 the Company's wholly-owned Irish subsidiary, CBL, filed for protection of the Irish High Court and an Examiner was appointed pursuant to the Irish Companies Act of 1990. At July 21, 1994 CBL's debt to the Company represented approximately 92% of CBL's total liabilities. The appointment of the Examiner and the doubtful recovery of the Company's investment in CBL led the Company to conclude the measurement date to be July 21, 1994 under APB 30. Consequently the accompanying financial statements for 1994 include a loss of $2,129,000 from the discontinued operations for the period January 1, 1994 through July 21, 1994. Net revenue from discontinued CBL operations was $1,952,000 for the period prior to disposal. On November 30, 1994 the Company sold its interest in CBL's debt and equity to SelfCare, Inc. (a U.S. Corporation). Total consideration for the transaction was approximately $2.1 million. The Company recorded a loss on disposal of $6,963,000.

         The Company, through the acquisition of certain assets of Codiapharm, S.A. in November, 1991 obtained product registration rights and distribution contracts for the sale of products manufactured by CBL, the Company's Irish subsidiary. These assets were recorded by the Company's subsidiary CBIC. Effective with the disposal of CBL, the Company wrote off the value of CBIC's assets, and included this loss of $519,000 in the loss on disposal in 1994.

         4.   MARKETABLE SECURITIES

         Marketable securities are held at amortized cost, which approximates fair value, based on quoted market prices. At December 31, 1996, marketable securities consisted entirely of corporate commercial paper with maturities between 91 and 360 days and gross unrealized losses of $6,000. At December 31, 1995, marketable securities consisted entirely of the common stock of one insurance company that the Company received when the insurance company demutualized. The Company sold this stock during 1996 and recorded a loss of $11,000 on the sale.

         5.   INVENTORIES

         Inventories consist of the following at December 31:

                                               1996         1995
                                               ----         ----
         Finished goods                    $ 260,000     $ 681,000
         Work in process                     150,000     2,887,000
         Raw materials and supplies           41,000       800,000
                                            --------   -----------
                                            $451,000   $ 4,368,000
                                            ========   ===========

         6.     INVESTMENTS

         During 1996, the Company received 270,000 shares of MicroGeneSys, Inc. stock as payment for a paid up license and for royalties due and payable under terms of a sublicense agreement in regard to certain technology. The Company recognized revenue of $95,000 based upon an estimated fair market value of $.35 per share.

         During 1996, the Company received 60,000 shares of restricted Progenics common stock as partial payment of a licensing fee, subject to the achievement of certain milestones under a license agreement executed in 1995 between the Company and Progenics. Based upon an estimated fair market value of $5 per share for Progenics common stock, the Company recorded an investment of $300,000 and deferred revenue of $300,000 until the milestones defined in the agreement are achieved. During 1996 the Company recognized $75,000 of revenue upon the achievement of the first milestone under this agreement. The remaining $225,000 is included in deferred revenue at December 31, 1996.

         At December 31, 1995, the Company owned a 19% interest in GRF Corporation (GRF) as part of a joint venture formed to develop and market human growth hormone releasing factor (GHRF) thought to be beneficial in the treatment of osteoporosis and other diseases. The remainder of this company was beneficially owned by BioNebraska, Inc. and R&C Enterprises, Inc. Due to the uncertainty that the joint venture would be able to raise additional funding to support its activities, this investment had been fully written off at December 31, 1995. In August, 1996, the Company sold its share in the joint venture to BioNebraska for $500,000 in cash, which was reported as Other Income in 1996.

         The Company had an investment in ImmuCell Corporation, which was accounted for on the cost method. In December, 1994 the Company sold its interest in ImmuCell for $309,000, recognizing a $306,000 loss.

         7.   PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consists of the following at December 31:

                                        1996             1995
                                        ----             ----
          Land                     $       0           $647,000
          Buildings                        0          3,356,000
          Furniture, fixtures,
            and equipment          5,985,000         13,329,000
          Leasehold and building
            improvements           5,993,000          6,780,000
          Property leased to
            others                 5,762,000            988,000
          Leased equipment                 0             21,000
                                   ---------         ----------
          Sub-total               17,740,000         25,121,000
          Less accumulated
            depreciation and
            amortization         (13,431,000)       (18,135,000)
                                 ------------       ------------
                                  $4,309,000        $ 6,986,000
                                  ==========        ===========

         Total depreciation and amortization expense during 1996, 1995 and 1994 was $2,649,000, $3,492,000 and $3,174,000, respectively. Accumulated amortization on leasehold improvements was $5,980,000 and $4,605,000 at December 31, 1996 and 1995, respectfully.
         Accumulated depreciation on property leased to others was $1,946,000 and $603,000 at December 31, 1996 and 1995,
         respectively.

         As a result of the Company filing for reorganization under Chapter 11, the Company recognized an impairment loss of $1,145,000 on its property and plant in Rockville during 1994.

         8.   PATENTS AND PURCHASED TECHNOLOGY

         Purchased technology and intangibles consist of the following at December 31:

                                                 1996              1995
                                                 ----              ----
         Purchased technology                $3,451,000        $ 3,451,000
         Patents and patent support             746,000            949,000
                                             ----------        -----------
         Sub-total                            4,197,000          4,400,000
         Less accumulated amortization       (3,901,000)        (3,345,000)
                                             -----------        -----------
                                             $  296,000         $1,055,000
                                             ==========         ==========

         Total amortization expense was $799,000, $1,245,000 and $1,107,000 in 1996, 1995 and 1994, respectively.

         As a result of the Company filing for reorganization under Chapter 11, the Company recognized an impairment loss in 1994 of $1,734,000 on certain purchased technology.

         9.   ACCRUED EXPENSES

         Accrued expenses consist of the following at December 31:

                                           1996          1995
                                           ----          ----
         Contract obligations           $ 747,000     $ 975,000
         Compensation                     760,000       321,000
         Rockville restructuring charge         0       257,000
         Charge for excess space          361,000             0
         Other                            229,000       705,000
                                          -------       -------
                                       $2,097,000    $2,258,000
                                       ==========    ==========

         In 1996 a charge was recorded against the gain on the sale of the Enterics business of $361,000, representing the Company 's best estimate of minimum lease expense related to space in the Company's Worcester facility determined to be permanently in excess of the Company's needs from continuing operations. The space was previously utilized by the Enterics diagnostic business. During 1992 the Company recorded a restructuring charge for the consolidation of the Rockville manufacturing facilities and processes into the Worcester, Massachusetts and Galway, Ireland locations. The Company made $121,000 and $351,000 in payments against this reserve in 1995 and 1994, respectively. The remaining balance of $257,000 at December 31, 1995 consisted of estimated severance costs and related expenses which were paid on or about October 22, 1996, the date of the sale of the Retroviral business, which was largely located at the Rockville manufacturing facility.

         10.  DEBT

         As of December 31, 1995 the Company was in default of its debt agreements, with the exception of the capital lease agreement, and the balance was included in liabilities subject to Chapter 11 proceedings at that date (see Note 11). During 1996, the Company's debt agreements which were in default were restructured or paid off as part of the Reorganization Plan. At December 31, 1996, debt consists of the following:
                                                                   1996
          Mortgage note payable; monthly payments of               ----
          $46,000 through October, 2001, variable interest,
          collateralized by real estate                       $4,180,000

          Equipment capital lease;  interest at 9.5%;
          due 12/97;                                               5,000
                                                              ----------
                                                               4,185,000

          Less: current maturities                              (129,000)
                                                               ----------
          Net long term debt                                  $4,056,000
                                                              ==========

         The building loans previously in default have been restructured into a single loan collateralized by land, buildings and improvements with a net book value of $3,816,000. As part of the agreement restructuring the building loans, unpaid accrued interest under the previous loans was forgiven and the principal amount of the restructured loan was agreed to be $4,200,000. Interest on the restructured loan is the lender's prime rate plus 2 percentage points. The interest rate on the restructured loan at the time of the Plan consummation was 10.25%. The interest rate is subject to adjustment at six-month intervals. The mortgage calls for a balloon payment for the entire unpaid balance at the end of the mortgage's five year term.

         Annual principal payments on long-term debt during the next five years are as follows:

              Year ending December 31,
              -----------------------
                   1997                    $  129,000
                   1998                       140,000
                   1999                       156,000
                   2000                       172,000
                   2001                     3,588,000
                   Thereafter                   -
                                           ----------
                   Total                   $4,185,000
                                           ==========

         11.  LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS

         As described in Note 1, the Company's predecessor filed for Chapter 11 protection on July 7, 1994 and had been operating as debtor-in-possession at December 31, 1994 and 1995. At those dates, substantially all liabilities of the Company were subject to settlement under the Reorganization Plan. The principal categories of claims included in Liabilities Subject to Chapter 11 Proceedings in the Balance Sheet as of December 31, 1995 are set forth below:

                                                         1995
                                                         ----
         Priority liabilities                      $    15,000
         Collateralized Debt (see Note 10)           4,021,000
         Prepetition unsecured liabilities           5,844,000
                                                     ---------
         Total                                     $ 9,880,000
                                                   ===========
         These amounts represented management's best estimate of all valid claims at the respective balance sheet dates. In April, 1996 the Company filed the Reorganization Plan with the Bankruptcy Court which, among other matters, described the proposed settlement of these liabilities. The Bankruptcy Court confirmed the Reorganization Plan on July 18, 1996 and it was consummated on October 21, 1996.

         Pursuant to the terms of the Reorganization Plan, the collateralized debt was restructured as described in Note 10. Priority liabilities were paid in cash at 100% of the value of the claim. Prepetition unsecured liabilities included approximately $1,393,000 in damages pursuant to contracts under which the Company was in default, which damages were paid in cash at 100% in order to cure the default and continue the contracts. Approximately $40,000 of the prepetition unsecured liabilities were claims of less than $500 that were aggregated into a "Convenience Class" and were paid in cash at 100% to facilitate the reorganization. The balance of the prepetition unsecured liabilities were paid either in cash at 51% or in stock at 100% of the face value of the claim. For those claims paid in stock, the Bankruptcy Court determined the value of the reorganized company's stock to be $9.50 per common share. For financial statement purposes, the Company valued the common stock at $4.50 per share, the market price on the distribution date.

         At December 31, 1996, all claims previously identified as Liabilities Subject to Chapter 11 Proceedings had been satisfied except one, which remains in dispute. A reserve for the full amount of the claim has been established and is accrued for in Other Accrued Expenses.

         12.   EXTRAORDINARY LOSS ON REORGANIZATION

         On October 21, 1996, the Company recognized an extraordinary loss of $2,040,000 on its reorganization and emergence from Chapter 11 Bankruptcy. The major components of this loss were as follows:

         Recognition of expense related to issuance
           of 1,250,000 shares in settlement of
           shareholders class action                     $5,625,000

         Recognition of costs incurred
           to restructure mortgage on
           Rockville real estate                            193,000

         Forgiveness of debt on pre-petition
           liabilities                                   (3,778,000)
                                                         -----------
                                                         $2,040,000
                                                         ===========
         13.  INCOME TAXES

         A reconciliation between the amount of reported income tax expense/(benefit) and the amount computed using the U.S. federal statutory rate of 34% is as follows for the years ended December 31:
                                                   1996    1995    1994
                                                   ----    ----    ----
         Tax expense/(benefit) at federal
           statutory rates                         34.0%  -34.0%  -34.0%

         Utilization of loss carryforwards        -34.0%   34.0%   34.0%
         Other                                        0       0    -1.6%
                                                  -----   -----   -----
         Reported expense/(benefit) for income
           taxes                                    0.0%    0.0%   -1.6%
                                                  ======  ======   =====

         The components of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:
                                                  1996      1995
                                                  ----      ----
         Current:
                   Inventory                   $140,000    $500,000
                   Other                        620,000     300,000
                                               --------    --------
          Total current                         760,000     800,000

         Noncurrent:
                 Capital Loss Carryover       4,691,000   7,200,000
                 Depreciation & Amortization  2,383,000   2,200,000
                 Restructuring & merger costs   426,000   1,100,000
                 Other                        1,469,000     900,000
                 Federal & State NOL's       26,706,000  27,400,000
                 Federal tax credits          1,246,000   1,200,000
                                             ----------  ----------
        Total noncurrent                     36,921,000  40,000,000
                                             ----------  ----------
         Sub-total                           37,681,000  40,800,000

         Less: valuation allowance          (37,681,000)(40,800,000)
                                            -----------  ----------
         Net deferred tax asset                      $0          $0
                                            ===========  ==========

         Management has assessed the positive and negative evidence relating to recoverability of the deferred tax asset and has determined that it is more likely than not that the deferred tax benefit will be unrealized due to the uncertainty of earning sufficient taxable income. Accordingly, a valuation reserve has been established for the full amount of the deferred tax asset.

         As of December 31, 1996, the Company had federal net operating loss (NOL) carryforwards of approximately $61,000,000. These loss carryforwards begin to expire in the year 2000 and expire fully by the year 2011. Utilization of these NOL's may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code of 1986. The Company's NOL's are subject to review by the Internal Revenue Service and various state tax authorities.

         14.  OTHER INCOME, NET

         Included in Other Income, Net is royalty income earned under certain license and sublicense agreements related primarily to diagnostic technologies, net of expenses due, in some cases, to third-party licensors. This royalty income was previously reported as revenue. Since the completion of the Company's Reorganization Plan and the discontinuance of all other diagnostic operations, however, this income is no longer considered to be central the Company's business and has therefore been reclassified as Other Income in all years presented. The net royalty income reported under Other Income was $1,395,000, $1,582,000 and $832,000 in
         1996, 1995, and 1994, respectively.

         Other Income, Net in 1996 includes $3,250,000 received from Abbott Laboratories under an amendment to a sublicense agreement which granted Abbott a fully paid-up sublicense for the non-exclusive diagnostic use of certain HIV-related technology. Also included in Other Income in 1996 is $500,000 received from BioNebraska in exchange for the Company's share in a joint venture (see Note 6).

         The Company receives rental income on certain property from various tenants and sub-tenants under noncancelable leases which extend to 2006. The Company received $362,000, $286,000 and $458,000 in rental income in 1996, 1995 and 1994, respectively. The Company records the expenses associated with the rental income by aggregating the expenses with the rental income in Other Income, Net on its Statement of Operations. The Company incurred approximately $54,000, $75,000 and $420,000 in expenses during 1996, 1995 and 1994, respectively, in regard to these leases. Future minimum rental income on noncancelable operating leases for the year ended December 31, 1996 are as follows:

                   1997                                    621,000
                   1998                                    477,000
                   1999                                    483,000
                   2000                                    517,000
                   2001                                    517,000
                   Thereafter                            2,621,000
                                                         ---------
                   Total future minimum rental income   $5,236,000
                                                        ==========

         15.  COMMITMENTS AND CONTINGENCIES

         Leases - The Company has entered into operating lease agreements for its executive offices, warehouse, research laboratories, manufacturing facilities, and office equipment. The base lease periods range from two to ten years. During 1996, the Company extended the lease for its Worcester facility, housing its executive offices, research laboratories, and manufacturing facilities one year to December 31, 1997 and extended the lease for its warehouse through April, 1997. Costs incurred under the operating leases are recorded as rent expense and totaled $1,105,000, $1,161,000 and $1,406,000 for real estate and $3,000,
         $9,000 and $632,000 for equipment in 1996, 1995 and 1994,
         respectively. As of December 31, 1996, the future minimum lease payments required under operating leases are $1,032,000, all of which is payable under the Worcester facility lease through December, 1997.

         Employment and Consulting Agreements - The Company has agreements with various consultants and key employees, with terms ranging from one to three years. These agreements provide for future aggregate annual payments of approximately $525,000. Costs incurred and charged to operations under these contracts aggregated $1,268,000, $1,259,000 and $2,165,000 in 1996, 1995 and
         1994, respectively.

         Other Agreements -During 1992, the Company paid $2,300,000 to Alfa-Laval, a Swedish company, to acquire its fibronectin binding technology for use in mastitis vaccines and certain other products. In 1995 the Company recorded $700,000 in expenses for the granting of certain patents on this technology. The agreement provides for additional payments to Alfa-Laval conditioned upon the first commercial sale of future vaccines at $1,333,000 per vaccine, and up to $1,300,000 conditioned upon the granting of additional patents in the United States and Europe on the technology acquired.

         Contingencies - In November 1993, five civil actions were commenced in the United States District Court, District of Massachusetts, against the Company, certain of its officers, and in three of the actions, the Company's former auditors. The actions were instituted by persons alleging to be shareholders of the Company and to be representative of a class of shareholders claiming damages resulting from alleged violations of securities laws by defendants in connection with the 1992 results of the Company and the restatement thereof. The actions have been consolidated under the caption In Re: Cambridge Biotech Corporation Securities Litigation, Civil Action No. 93-12486-REK. In February, 1996 the plaintiffs agreed to settle all claims against the Company and the individual defendants and pleadings were filed with the United States District Court for the District of Massachusetts for the purpose of approving the settlement. Under the terms of the Settlement, the class members received 1,250,000 shares of Aquila common stock and are entitled to receive 90% of any recoveries from prosecution of claims, if any, against the Company's former auditors. The Company is entitled to receive 10% of any recoveries from prosecution of such claims. Prosecution of claims against the Company's former auditors is an ongoing matter.

         In March 1995, an Adversary Proceeding No. 95-4074 was commenced in the Bankruptcy court, by Institut Pasteur and Genetic Systems Corporation alleging patent infringement and asking for damages and injunctive relief. The Company filed an answer and counterclaim denying the plaintiff's allegations and alleging a breach by Institute Pasteur of its license agreement with the Company. On September 1, 1995, the Bankruptcy Court issued a summary judgment upholding the Company's license under two patents issued to Institut Pasteur to commercialize diagnostics tests for the HIV-2 strain of the AIDS virus. The Bankruptcy Court also ruled that the Company's HIV-1 Western blot confirmatory test infringes a third patent issued to Institut Pasteur, and enjoined the Company from the manufacture and sale of the HIV-1 Western blot test. On January 5, 1996, the Bankruptcy Court lifted its injunction with respect to the Company's production and sale of the HIV-1 Western blot kits. The Court ruled that the Company has a license for the HIV-1 patent and must pay a royalty on related sales. Institut Pasteur has appealed the Bankruptcy Court's ruling. While the final outcome of these patent issues cannot be determined with certainty, the Company no longer practices the technology that is the subject of these proceedings, as it is part of the Retroviral business that was sold to bioMerieux. Further, the Company has not indemnified bioMerieux against any adverse decision on this appeal, other than any liability arising out of the conduct of the Company prior to the sale of the Retroviral business to bioMerieux. Accordingly, based on the information management currently possesses, management believes any settlement of this appeal will not have a material adverse effect on the Company's financial position or results of operations.

         Institut Pasteur and Pasteur Sanofi Diagnostics (together "Pasteur") objected to the confirmation of the Company's Reorganization Plan, arguing that the treatment under the Plan of certain technology cross-licenses was improper. The Bankruptcy Court overruled the objection and Pasteur appealed. The U.S. District Court for the District of Massachusetts dismissed the appeal and affirmed the Confirmation Order on September 27, 1996. Pasteur appealed this judgment to the U.S. Court of Appeals for the First Circuit. By order dated January 17, 1997, the Court of Appeals affirmed the judgment of the District Court (affirming the Confirmation Order). To date, Pasteur has not sought further review of the Confirmation Order, although the time to file a petition with the U.S. Supreme Court does not expire until August 17, 1997.

         In July of 1994, the Securities and Exchange Commission issued an Order Directing Private Investigation in the matter of Cambridge Biotech Corporation, investigating matters pertaining to the Company's financial statements, its public filings and the offerings of its securities. The Company cooperated fully with the investigation, which concluded on or about October 17, 1996, with issuance by the SEC of an order instituting public administrative proceedings pursuant to Sec. 8A of the Securities Act of 1933 and Sec. 21C of the Exchange Act of 1934. The Company consented to the issuance of the order without admitting or denying any wrongdoing, that it cease and desist from violations of the anti-fraud, corporate reporting, and books and records provision of the federal securities laws.

         The Company has and is engaged in negotiations of various contracts with other parties regarding issues generally incidental to the normal course of business. While the outcome of these negotiations and the ultimate liability from these discussions is difficult to determine, in the opinion of management any additional liability will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

         16.  SHAREHOLDERS' EQUITY

         Capital Stock - In the first quarter of 1994 the Company issued 2,589,100 shares in connection with a shelf offering. The offering raised net proceeds of $6,635,000 after deducting legal costs and other expenses associated with the offering.

         The Company has 5,000,000 shares of preferred stock and 30,500,000 shares of common stock authorized at December 31, 1996. No terms have been established for the preferred stock and none has been issued. 5,000,000 shares of Aquila common stock have been issued, and 10,526 are in treasury.

         Employee Incentive Stock Plan - On October 27, 1994, the Company's plan to institute a retention bonus plan for some of its employees was approved by the United States Bankruptcy Court for the District of Massachusetts. The plan called for bonuses to be paid in stock of the reorganized Company upon emergence from Chapter 11 reorganization. The Company recorded compensation expense of $830,000 and $627,000 in 1995 and 1994, respectively. Shares of Aquila common stock totaling 111,790 were issued under the retention bonus plan shortly after the consummation of the Plan.

         Exchange of Shares - pursuant to the Reorganization Plan, an exchange of CBC common shares for Aquila common shares was effected on October 21, 1996, in the form of 1 Aquila common share issued for every 7.6 CBC common shares held of record on that date. In total, 3,442,305 shares of Aquila common were issued in exchange for 26,057,006 shares of CBC common. All weighted average shares and per share data have been restated to reflect the exchange of shares as of the earliest period presented.

         17.  EMPLOYEE BENEFITS PLAN

         The Company has a savings plan for its employees pursuant to
         Section 401(k) of the Internal Revenue Code.
         Substantially all employees can participate, and the plan allows for a minimum deferral of 1% to a maximum deferral of 15% percent of plan compensation, as permitted by law or as limited by the plan administrator. Prior to the Chapter 11 filing, the Company matched 50% of the first 6% of an employee's compensation, if contributed to the plan. Any contributions made by the Company vest over a three-year period. The amount charged to operations for the plan was $93,000 in 1994. The Company suspended its matching contribution on the date of the Chapter 11 filing, but reinstituted the matching contribution beginning in January, 1997. Currently, the Company matches 25% of the first 6% of the employees compensation, if contributed to the plan. Any contributions made by the Company are vested at 33% for each year of employment.

         Stock Option Plans - Prior to the consummation of the Plan, the Company had three stock option plans, each of which was canceled under the Plan.

         At December 31, 1996, the Company had two stock option plans. Under the 1996 Stock Award and Option Plan (the "Employee plan"), the Company may grant incentive stock options, nonqualified stock options, discounted stock options, deferred stock awards, restricted stock awards, or Stock Appreciation Rights to its employees for up to 2 million shares of common stock. Under the 1996 Directors Stock Award and Option Plan (the "Directors plan"), the Company may grant the same types of options and awards as under the Employee plan, except that certain additional restrictions apply to the grant of Stock Appreciation Rights under the Directors plan. Up to 200,000 shares of common stock may be issued under the Directors plan.

         In 1996 the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for options granted at or above fair market value under these plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company's net income or loss and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                           1996                           1995

                   Net Income Earnings Per Share  Net Loss Earnings Per Share
                   ---------- ------------------  -------- ------------------
         As Reported $5,960        $1.57          $(4,942)     $(1.44)
         Pro Forma    5,529         1.45           (5,199)      (1.51)

         The effects of applying SFAS123 in this pro forma disclosure are not indicative of future amounts. SFAS123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. The weighted average fair value of options granted in 1996 and 1995 is $2.65 and $2.47, respectively. A pro forma impact is reflected for 1995 related to options granted in that year but canceled and reissued in 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995, respectively; expected volatility of 72.94% in both years, risk-free interest rates of 6.19% and 5.41%, expected lives of 4 years for all options grants, and no dividend yield.

         A summary of the status of the Company's two stock option plans as of December 31, 1996 is presented below:
                                                           Weighted Average
                                            Shares          Exercise Price
                                            ------         ----------------
         Options granted below
           fair market value                173,405             $2.80
         Options granted at
           fair market value                551,750             $4.50
         Options forfeited                   12,500             $4.50
                                            -------             -----
         Balance, December 31, 1996         712,655             $4.09

         The following table summarizes information about Aquila stock options outstanding at December 31, 1996:

                                Weighted    Weighted                 Weighted
         Range of   Number      Average     Average     Number       Average
         Exercise  Outstanding  Remaining   Exercise    Exercisable  Exercise
         Prices    at 12/31/96  Contractual Price       at 12/31/96  Price
                                Life
         --------  -----------  ----------- ---------  ------------  ---------
         $2.80      173,405      8.9 years   $2.80       173,405      $2.80
          4.50      539,250      9.2 years    4.50       165,625       4.50
                    -------      ---------   -----       -------      -----
         $2.80 to   712,655      9.1 years    4.09       339,030       3.63
         $4.50

         At December 31, 1996, there were 1,487,345 options available to be granted. Options available for exercise and weighted average exercise price are not presented for 1995 and 1994, as all options outstanding on those dates have been canceled pursuant to the Plan. Therefore, the Company believes the presentation of that information would not be meaningful. Compensation expense of $50,000 was recorded in 1996 related to options granted to a consultant during the year.

         18.  AGREEMENTS

         The Company has a comprehensive agreement with SmithKline Beecham p.l.c. ("SmithKline") which allows SmithKline to use the Company's proprietary Stimulon adjuvant ("QS-21") in numerous vaccines including hepatitis, lyme disease, human immunodeficiency virus
         (HIV), influenza and malaria. The agreement grants certain exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The Company recognized $3,500,000, $3,500,000 and $3,000,000 in license fees under this agreement during 1996, 1995 and 1994, respectively. The agreement calls for royalties to be paid by SmithKline on its future sales of licensed vaccines which include Aquila's adjuvant. The terms of the collaborative agreement with SmithKline include funding through 1998.

         The Company has product development agreements with Virbac S.A. and supply agreements with Virbac S.A and Virbac Inc., the U.S. subsidiary of Virbac S.A. (together, "Virbac") which cover the ongoing collaboration between Virbac and the Company relating to the development of products for feline immune deficiency virus ("FIV") and bovine mastitis and the supply of vaccine and adjuvant for feline leukemia ("FeLV"). The Company recognized $1,177,000, $581,000 and $472,000 in revenues under the product development agreements during 1996, 1995 and 1994, respectively. In addition, $895,000 and $2,072,000 were included in deferred revenue at December 31, 1996 and 1995, respectively, related to the product development agreements. Sales to Virbac under the terms of the supply agreements were $883,000, $546,000 and $662,000 in 1996, 1995 and 1994, respectively.

         As part of its program to develop, manufacture and market products for detection, prevention and treatment of human and animal infectious diseases, the Company has entered into various agreements with the National Institute of Health ("NIH"). Such agreements provide the Company with research and development funding through 1996, assuming, in certain cases, achievement of mutually defined milestones. Revenue recognized under these agreements amounted to $296,000, $596,000 and $787,000 in 1996,
         1995 and 1994, respectively.

         19.  MAJOR CUSTOMERS

         SmithKline is the Company's principle source of research and development revenue. Research and development revenues from SmithKline represented 53% , 61% and 60% of the Company's total revenue in 1996, 1995 and 1994, respectively. SmithKline also purchases certain clinical trial material from the Company for use in its product development programs.

         Virbac represents a substantial portion of the Company's product sales and research and development revenue. Revenue from development agreements with Virbac represented 18%, 10% and 9% of total revenue in 1996, 1995 and 1994, respectively. Product sales to Virbac represented 13%, 10% and 12% of total revenues in 1996, 1995 and 1994, respectively.

         20.  SEGMENT INFORMATION

         The Company operates in one industry segment consisting of the development, manufacturing and marketing of products that modulate the immune system to control or prevent infectious diseases and cancer. Total export sales were approximately $3.1 million, $4 million and $3.7 million in 1996, 1995 and 1994, respectively, of
         which $1,344,000, $238,000,  and $286,000   were from continuing
         operations in 1996, 1995 and 1994, respectively.





                                    SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AQUILA BIOPHARMACEUTICALS, INC.



        March 31, 1997                    By:__/s/ Alison Taunton-Rigby__
                                             Alison Taunton-Rigby
                                             President, (Principal
                                             Executive Officer)



        March 31, 1997                    By:__/s/ Stephen J. DiPalma
                                             Stephen J. DiPalma
                                             Vice President-Finance,
                                             Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial Officer)



        March 31, 1997                    By:__/s/ Paul Foulkrod
                                             Paul Foulkrod
                                             Principal Accounting Officer


             Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Signature                        Title          Date


        /s/ Alison Taunton-Rigby_______  Director       March 31, 1997
        Alison Taunton-Rigby


        /s/ Elliott D. Hillback, Jr.__   Director       March 31, 1997
        Elliott D. Hillback, Jr.


        /s/ John M. Nelson__________     Director       March 31, 1997
        John M. Nelson






        /s/ Keith J. Dorrington______    Director       March 31, 1997
        Keith J. Dorrington


        /s/ Jeffrey T. Beaver____        Director       March 31, 1997
        Jeffrey T. Beaver



                                 INDEX OF EXHIBITS




                  2. Confirmed Reorganization Plan (consisting of Reorganization Plan, dated May 20, 1996, and modification date of July 15, 1996) (incorporated by reference to Exhibit 2 to current report on Form 8-K, dated July 18, 1996, File No. 0-12081).

                  3.1     Amended and Restated Certificate of
        Incorporation, effective July 25, 1996 (incorporated by reference to Exhibit 2 to Form 8-K, dated July 18, 1996, File No. 0-12081).

                  o3.2    Certificate of Amendment of Amended and Restated
        Certificate of Incorporation, effective March 24, 1997 (a complete copy of the Amended and Restated Certificate of Incorporation, as amended, is filed herewith).

                  3.3 By-laws (incorporated by reference to Exhibit 2 to Form 8-K, dated July 18, 1996, File No. 0-12081).

                  4.1 Specimen Certificate representing common stock of the Company (incorporated by reference to Exhibit 4.1 to Form 8-K, dated October 21, 1996, File No. 0-12081).

                  4.5 Long Term Debt. No instrument which defines the rights of holders of long term debt of the Company is filed herewith. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                  *10.1   Contract Research and License Agreement with
        Virbac Laboratories, S.A. dated July 6, 1983 (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for fiscal year ended December 31, 1983, File No. 0-12081).

                  *10.1.1 Amendment to Agreement with Virbac Laboratories, S.A. (incorporated by reference to Exhibit 10.10.1 to Annual Report on Form 10-K for fiscal year ended December 31, 1988, File No. 0-12081).

                  *10.2   Lease for Worcester Massachusetts facility
        (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for fiscal year ended December 31, 1986, File No. 0-12081).

                  10.2.1 Amendment to Lease Agreement for Worcester Massachusetts facility (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for fiscal year ended December 31, 1992, File No. 0-12801).

                  *10.3   License, Development and Supply Agreement with
        SmithKline Beecham, p.l.c., dated as of September 11, 1992, as amended by Agreement dated as of March 31, 1993 (incorporated by reference to Exhibit 10.17 to Annual Report of Form 10-K for fiscal year ended December 31, 1992, File No. 0-12081).

                  tm10.4 Employment Agreement with Alison Taunton-Rigby, dated April 6, 1995 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 0-12081).

                  tm10.5 Employment Agreement with Gerald A. Beltz, dated August 21, 1995 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 0-12081).

                  tm10.6 Employment Agreement with Deborah Blackburn Grabbe, dated August 21, 1995 (incorporated by reference to
        Exhibit 10.19 to Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 0-12081).

                  tm10.7 Employment Agreement with Robert B. Kammer, dated August 21, 1995 (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 0-12081).

                  tmo10.8 Employment Agreement with Stephen J. DiPalma, dated March 1, 1996.

                  10.9 Master Acquisition Agreement by and among bioMerieux Vitek, Inc., Aquila Biopharmaceuticals, Inc. and Cambridge Biotech Corporation, dated as of April 4, 1996
        (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for quarter ended June 30, 1996, File No.
        0-12081).

                  10.10 Asset Purchase Agreement between Meridian Diagnostics, Inc. and Cambridge Biotech Corporation, dated as of June 24, 1996 (incorporated by reference to Exhibit 2.1 to current report on Form 8-K, dated June 24, 1996, File No. 0-12081).

                  o10.11 Lease Agreement with bioMerieux Vitek, Inc. dated October 22, 1996 for premises located at 1500 East Gude Drive and 3 Taft Court, Rockville, Maryland.

                  o10.12  1996 Stock Award and Option Plan.

                  o10.13  1996 Directors Stock Award and Option Plan.

                  o10.14  1996 Employee Stock Purchase Plan.

                  o11.    Computation of Earnings Per Share.

                  o27.    Financial Data Schedule.








        _____________________

        o    Filed herewith as part of this Annual Report on Form 10-K.

        *    Confidential treatment previously granted.

        tm   Management contract or compensatory plan.