Form 10-Q
period 1997-03-31
AQUILA BIOPHARMACEUTICALS INC
filed 1997-05-15
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

     (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the quarterly period ended March 31, 1997, or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the transition period from _____ to _____

                             Commission File Number 0-12081

                         AQUILA BIOPHARMACEUTICALS, INC.
              Exact Name of Registrant as Specified in Its Charter)

                Delaware                              04-3307818
       (State or other Jurisdiction of              (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

                   365 Plantation Street, Worcester, MA 01605
             (Address of Principal Executive Offices)   (Zip Code)

                                (508) 797-5777
             (Registrant's Telephone Number, Including Area Code)
     -----------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Acto of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes _X__ No ____.

                       APPLICABLE ONLY TO ISSUERS INVOLVED IN
                          BANKRUPTCY PROCEEDINGS DURING THE
                                 PRECEDING FIVE YEARS

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X__ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 13, 1997
     Common Stock Outstanding 4,996,418





                           AQUILA BIOPHARMACEUTICALS, INC.
                              Form 10-Q, March 31, 1997

     INDEX

     PART I - FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements            Page Number

          Balance Sheets as of March 31, 1997
          and December 31,1996..............................2

          Statements of Operations for three month
          periods ended March 31, 1997 and 1996.............3

          Statements of Cash Flows for three month
          periods ended March 31, 1997 and 1996.............4

          Notes to Interim Financial Statements ............5

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

     SIGNATURES




























     Item 1 - Financial Statements
                          Aquila Biopharmaceuticals, Inc.
                                 Balance Sheet
                                (in thousands)
                                               (unaudited)
     Assets                                      3/31/97     12/31/96
                                                 -------     --------
     Current Assets:
      Cash and cash equivalents                 $  8,029     $  9,112
      Marketable securities                       11,498        8,563
      Accounts receivable - trade (less
       allowance for doubtful accounts)              940        1,546
      Other receivables                              337          820
      Inventories                                    274          451
      Prepaid expenses & other current assets        709          779
                                                 -------      -------
            Total current assets                  21,787       21,271
                                                 -------      -------
     Investments                                     394          394
     Property, Plant, and Equipment,Net            4,222        4,308
     Patents and Purchased Technology,Net            271          296
     Other Assets                                     43           43
                                                 -------      -------
            Total Assets                        $ 26,717     $ 26,312
                                                 -------      -------
     Liabilities & Shareholders' Equity

     Current Liabilities:
       Accounts payable                         $    316     $    944
       Accrued royalties                             521          643
       Accrued professional fees                     247          383
       Other accrued expenses                      1,423        2,097
       Deferred revenue - current                  3,368          918
       Current maturities of long-term debt          127          129
                                                 -------      -------
            Total Current Liabilities              6,002        5,114
                                                 -------      -------
     Deferred Revenue                                225          225
     Long Term Debt                                4,023        4,056
                                                 -------      -------
            Total Liabilities                     10,250        9,395
                                                 -------      -------
     Shareholders' Equity:
       Preferred stock, authorized:
        5,000,000 shares, none issued                  0            0
       Common stock, par value: $.01 per
        share, authorized:30,500,000
        shares, issued: 5,000,000 shares              50           50
     Treasury Stock                                  (47)         (47)
     Additional paid in capital                  127,514      127,514
     Accumulated Deficit                        (111,050)    (110,600)
                                                 -------      -------
            Total Shareholders' Equity            16,467       16,917
                                                 -------      -------
     Total Liabilities and Shareholders' Equity $ 26,717     $ 26,312

     The accompanying notes are an integral part of these unaudited statements.

                                       2
                         Aquila Biopharmaceuticals, Inc.
                             Statement of Operations
                                  (unaudited)
                     (in thousands, except per share amounts)

                                          Three Months Ended March 31,

                                                1997          1996
     Revenue:                                   ----          ----
       Product sales                        $    307       $   347
       Research and development                1,222         1,410
                                              ------         -----
                                               1,529         1,757

     Cost and expenses:
       Cost of sales                             252           373
       Research and development                1,343         1,275
       General & administrative                1,121         1,182
                                              ------        ------
                                               2,716         2,830

     Other income, net                           546           474

     Loss from Operations before
       reorganization items                   ------        ------
                                                (641)         (599)

     Reorganization items:
       Professional fees                           0          (256)
       Interest earned on accumulated
       cash resulting from Chapter 11
       proceedings                                 0           114
                                              ------        ------
          Total reorganization items               0          (142)
                                              ------        ------
     Loss from continuing operations            (641)         (741)

     Discontinued operations:
       Income from operations                      0           882
       Gain on disposal                          191             0
                                              ------        ------
     Net Income/(Loss)                      $   (450)      $   141
                                              ======        ======
     Net income/(Loss) per weighted average
       number of common shares:             $  (0.09)      $  0.04

     Weighted average number of
       common shares outstanding           4,989,474     3,551,000

     Financial results for the first quarter of 1996 have been restated to reflect the disposal of Aquila's diagnostics businesses as discontinued operations, and Weighted Average Shares Outstanding has been adjusted to reflect a 7.6 to 1 stock exchange on October 21, 1996.

     The accompanying notes are an integral part of these unaudited financial statements.


                                       3
                          Aquila Biopharmaceuticals, Inc.
                             Statement of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                         For the three months ended March 31,
                                                       1997      1996
                                                       ----      ----
     Cash Flows From Operating Activities:
       Net Income/(Loss)                              $(450)   $  141
     Adjustments to reconcile Net Income/(Loss)
       to net cash provided by operating
       activities:
          Depreciation and amortization                 136     1,043
          Provision for doubtful accounts                 0        15
     Loss on disposition and write down of
       investments                                        0        11
     Minority Interest                                    0         1
     Changes in assets and liabilities:
       Accounts and other receivables                 1,089    (1,037)
       Inventories                                      177      (124)
       Deferred revenue                               2,451     2,292
       Prepaid and other current assets                  70        22
       Accounts payable and other accrued expenses   (1,561)     (440)
       Accrued restructuring charges                      0       (40)
          Net cash provided by                       ------    ------
               operating activities                   1,912     1,884
                                                     ------    ------
     Cash Flows From Investing Activities:
       Purchases of marketable securities            (6,963)        0
       Proceeds from sale of marketable securities    4,028       205
       Purchases of property, plant, and equipment      (25)      (62)
       Patents & purchased technology                     0       (85)
          Net cash provided/(used) by                ------    ------
               investing activities                  (2,960)       58
                                                     ------    ------
     Cash Flows From Financing Activities:
       Payment of long-term obligations                 (35)       (1)
                                                     ------    ------
          Net cash used by financing activities         (35)       (1)

     Net increase/(decrease)in cash and
         cash equivalents                            (1,083)    1,941

     Cash and cash equivalents at the beginning
          of the year                                 9,112     6,856

     Cash and cash equivalents at the end            ------    ------
          of the period                              $8,029    $8,797
                                                     ======    ======
     Supplemental disclosures:
     Income taxes paid                                    0         7
     Interest paid                                      104         0

     The accompanying notes are an integral part of these unaudited financial statements.



                                       4
                            AQUILA BIOPHARMACEUTICALS, INC.

     NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

     1.   Basis of Presentation:

     The accompanying interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

     The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     2.   Inventories:

          Inventories consist of the following:   (000'S)

                                             3/31/97        12/31/96
                                             -------        --------
          Finished goods                      35,256         260,124
          Work in process                    186,275         149,839
          Raw materials & supplies            52,830          41,111
                                             -------        --------
                                             274,361         451,074
                                             -------        --------
     3.   Discontinued Operations:

     In June, 1996, the Company sold the assets of its enterics diagnostic business to Meridian Diagnostics, Inc. Income from discontinued enterics operations for the three months ended March 31, 1996, was $357,000.

     In October, 1996, the Company sold all of the issued and outstanding common stock of Cambridge Biotech Corporation ("CBC"), which was principally involved in retroviral diagnostic operations, to bioMerieux Vitek, Inc. Gain from discontinued retroviral operations for the three months ended March 31, 1997 was $191,000, and income from discontinued retroviral operations was $525,000 in the same period of 1996.





                                        5
     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     Revenue

     Total revenues were $1,529,000 in the three months ended March 31, 1997 compared to $1,757,000 in the same period in 1996, a decrease of 13%. Product sales decreased to $307,000 in the first quarter of 1997 from $347,000 for the same period in 1996, or 12%, due to lower unit sales of certain animal health products, offset partially by higher prices.

     Research and development revenue also decreased in the first quarter of 1997, to $1,222,000 from $1,410,000 in the same period of 1996. This 13% decrease is due primarily to the completion of two government grants during 1996 and reduced activity on research projects funded by various third parties, including other non-profit and commercial entities.

     Costs and Expenses

     Cost of product sales for the three months ended March 31, 1997 was $252,000, or 82% of product sales, compared to $373,000, or 107% of product sales, for the three months ended March 31, 1996. The change in cost as a percent of product sales is due primarily to revised pricing on certain animal health products that took effect in 1997.

     Research and development expenses increased in the first quarter of 1997 to $1,343,000 from $1,275,000 in the first quarter of 1996, an increase of 5%. This increase is due primarily to higher costs associated with providing clinical trial materials to corporate partners and to higher personnel-related costs.

     General and administrative expenses decreased to $1,121,000 in the three months ended March 31, 1997 from $1,182,000 in the same period of 1996, a decrease of 5%. This decrease is primarily due to lower personnel-related costs associated with reduced staff.

     Other Income, Net

     Other income net of expenses was $546,000 for the three months ended March 31, 1997, compared to $474,000 for the same period in 1996, an increase of 15%. This increase is attributable to greater interest income due to the Company's larger balance of cash, cash equivalents and marketable securities, and to greater rental income resulting from the lease of certain of the Company's real estate in Rockville, Maryland to CBC.

     Reorganization Items

     Chapter 11 related professional fees and interest earned on accumulated cash were $256,000 and $114,000, respectively, for the three months ended March 31, 1996. There were no material reorganization items during the three months ended March 31, 1997.




                                         6
     Net Income/(Loss)

     The Company incurred a net loss for the quarter ended March 31, 1997 of $450,000, or $0.09 per share, compared to net income of $141,000, or $0.04 per share, for the same period of 1996.

     Liquidity and Capital Resources

     The Company's ability to fund its long term operations is dependent on several factors, including the Company's ability to attract funding through additional public and private financing or by establishing corporate partnerships and collaborative agreements. There can be no assurance that such additional funding can be obtained on acceptable terms.

     Operating activities provided cash of $1,912,000 during the three months ended March 31, 1997, compared to cash provided by operating activities of $1,884,000 during the same period of 1996. The net loss of $450,000 for the first quarter of 1997 includes non-cash depreciation and amortization of $136,000. In the first quarter of 1996, the net income of $141,000 included $1,043,000 of non-cash depreciation and amortization.

     In the three months ended March 31,1997, the Company reduced inventories and accounts receivable by $177,000 and $1,089,000, respectively, due to the cessation of diagnostic operations and the receipt of certain royalty payments. By comparison, inventories and accounts receivable increased by $124,000 and $1,037,000 in the same period of 1996, as a result of increased product sales. In the first quarter of 1997, accounts payable and other accrued expenses decreased by $1,561,000, primarily due to reductions in trade payables attributable to the cessation of diagnostic manufacturing operations and to the payment of severance and bonus amounts accrued at December 31, 1996.

     Investing activities used cash of $2,960,000 in the first quarter of 1997, due primarily to the net purchase of marketable securities.

     In the same period of 1996, $58,000 of cash was provided by investing activities, due to the sale of the common stock of an insurance company that the Company received when the insurer was demutualized.

     Cash and cash equivalents were $8,029,000 at March 31, 1997, compared to $9,112,000 at December 31, 1996 and $8,797,000 at
     March 31, 1996. Total cash, cash equivalents and marketable securities were $19,527,000 at March 31, 1997 compared to $17,675,000 at December 31, 1996. The increase is due primarily to the receipt of an annual license payment from a corporate partner, offset by general cash disbursements during the quarter.

     The Company currently occupies an office, research and manufacturing facility in Worcester, MA under a lease which expires on December 31, 1997. The Company expects that relocation to another facility will be necessary. Given the nature of Aquila's research and manufacturing activities and the specialized space required to support those activities, it is

                                    7
     expected that the Company will be required to make capital expenditures to improve the new facility and to acquire new systems and equipment related to the new facility. While an accurate estimate cannot be made at this time, it is possible that these expenditures could be substantial.

     Aquila's discussions as to management's plans and objectives for Aquila's business after the date hereof are forward looking statements which involve a number of risks and uncertainties. Actual results may differ materially from those projected by Aquila. The following factors, among others, could effect the Company's actual results: general economic conditions; risks in product and technology development; delays and difficulties in the regulatory approval process; difficulties in obtaining raw materials and supplies for the Company's products; failure of corporate partners to commercialize successfully products using the Company's technology; competition from other companies; the cost of acquiring additional technology; failure to obtain the funding necessary for the Company's planned activities; and other risks identified in this Form 10Q and in Aquila's Securities and Exchange Commission filings and the exhibits thereto.






































                                      8

                             PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings

     On April 17, 1997, Institut Pasteur and Pasteur Sanofi Diagnostics (collevtively, "Pasteur") filed a Petition for a Writ of Certiorari with the United States Supreme Court asking the Supreme Court to hear its appeal of the order of the United States District Court for the District of Massachusetts affirming the confirmation of of the reorganization plan of Cambridge Biotech Corporation. Although the Company is not a party to this litigation, if the Supreme Court were to grant the petition and Pasteur were to be succesful in its appeal an adverse effect on the Company's continuing operations could occur if the result of the appeal was to disrupt transactions which took place pursuant to the reorganization plan.

     The United States District Court for the District of Massachusetts has allowed the Joint Motion for Dismissal in the case of Cambridge Biotech Corporation v. Hugh V. Cottingham, Civil
     Action No. 96-40219-NMG.

     On April 14, 1997, the United States Bankruptcy Court for the District of Massachusetts, Western Division dismissed the adversary proceeding (No. 97-4011) filed by the Company on January 14, 1997 against the State of Maryland, Louis Goldstein as Comptroller of the Treasury of the State of Maryland, Montgomery County, Maryland and Molly Q. Ruhl, the Clerk of the Circuit Court of Montgomery County.





























                                        9

     Item 6.  Exhibits and Reports on Form 8-K

               (a)  Financial Data Schedule
               (b)  Reports on Form 8-K - NONE
     -----------------------------------------------------------------

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC


     Date:     May 14, 1997 /s/ Alison Taunton-Rigby
                           _____________________________
                           Alison Taunton-Rigby
                           President and Chief Executive Officer


                            /s/ Stephen J. DiPalma
                           _____________________________
                           Stephen J. DiPalma
                           Vice President Finance,
                           Chief Financial Officer and Treasurer