Form 10-Q
period 1997-06-30
AQUILA BIOPHARMACEUTICALS INC
filed 1997-08-08
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 1997, or

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

     As of August 5, 1997
     Common Stock Outstanding 4,936,315





                         AQUILA BIOPHARMACEUTICALS, INC.
                            Form 10-Q, June 30, 1997

INDEX

     PART I - FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements            Page Number

          Balance Sheets as of June 30, 1997
          and December 31,1996..............................2

          Statements of Operations for three and six month
          periods ended June 30, 1997 and 1996..............3

          Statements of Cash Flows for six month
          periods ended June 30, 1997 and 1996..............4

          Notes to Interim Financial Statements ............5

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

     SIGNATURES




























                                     2
Item 1 - Financial Statements
                       Aquila Biopharmaceuticals, Inc.
                                Balance Sheet
                                (in thousands)
                                               (unaudited)
Assets                                           6/30/97     12/31/96
                                                 -------     --------
Current Assets:
 Cash and cash equivalents                 	    $  7,825     $  9,112
 Marketable securities                     	      10,184        8,563
 Accounts receivable - trade (less
  allowance for doubtful accounts)             	     994        1,546
 Other receivables                             	     558          820
 Inventories                                   	     425          451
 Prepaid expenses & other current assets             466          779
                                                 -------      -------
       Total current assets                    	  20,452       21,271
                                                 -------      -------
Investments                                    	     395          394
Property, Plant, and Equipment, Net            	   4,214        4,308
Patents and Purchased Technology, Net          	     246          296
Other Assets                                   	      12           43
                                                 -------      -------
       Total Assets                            	$ 25,319     $ 26,312
                                                 -------      -------
Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                             	$    230     $    944
  Accrued royalties                            	     423          643
  Accrued professional fees                    	     289          383
  Other accrued expenses                       	   1,878        2,097
  Deferred revenue - current                       2,211          918
  Current maturities of long-term debt         	     126          129
                                                 -------      -------
       Total Current Liabilities                   5,157        5,114
                                                 -------      -------
Deferred Revenue                               	     225          225
Long Term Debt                                 	   3,983        4,056
                                                 -------      -------
       Total Liabilities                       	   9,365        9,395
                                                 -------      -------
Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued               	       0            0
  Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 5,003,750 shares            	      50           50
Treasury Stock                                 	     (47)         (47)
Additional paid in capital                     	 127,531      127,514
Accumulated Deficit                            	(111,580)    (110,600)
                                                 -------      -------
       Total Shareholders' Equity              	  15,954       16,917
                                                 -------      -------
Total Liabilities and Shareholders' Equity 	    $ 25,319     $ 26,312

The accompanying notes are an integral part of these unaudited statements.






                                       3
                        Aquila Biopharmaceuticals, Inc.
                           Statement of Operations
                                 (unaudited)
                    (in thousands, except per share amounts)

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    1997          1996         1997     1996
  Revenue:                         -----         -----        -----    -----
  Product sales                 $    396        $  154      $   703   $  501
  Research and development         1,246         1,423        2,468    2,833
                                   -----         -----        -----    -----
                                   1,642         1,577        3,171    3,334

Cost and expenses:
  Cost of sales                      266           241          518      615
  Research and development         1,147         1,489        2,490    2,763
  General & administrative         1,201         1,421        2,322    2,603
                                   -----         -----        -----    -----
                                   2,614         3,151        5,330    5,981

Other income, net                    441           558          987    1,032
Loss from Operations before
  reorganization items             -----         -----        -----    -----
                                    (531)       (1,016)      (1,172)  (1,615)
Reorganization items:
  Professional fees                    0          (454)           0     (710)
  Interest earned on accumulated
  cash resulting from Chapter 11
  proceedings                          0           117            0      230
                                   -----         -----        -----    -----
     Total reorganization items        0          (337)           0     (480)
                                   -----         -----        -----    -----
Loss from continuing operations     (531)       (1,353)      (1,172)  (2,095)

Discontinued operations:
  Income from operations               0           623            0    1,528
  Gain on disposal                     0         4,585          191    4,585
                                   -----         -----        -----    -----
Net Income/(Loss)               $   (531)      $ 3,855       $ (981)  $4,018
                                   =====         =====        =====    =====
Net income/(Loss) per weighted average
  number of common shares:      $  (0.11)      $  1.09       $(0.20)   $1.13
Weighted average number of         5,003         3,544        5,002    3,548
  common shares outstanding

Financial results for the first half of 1996 have been restated to reflect the disposal of Aquila's diagnostics businesses as discontinued operations, and Weighted Average Shares Outstanding has been adjusted to reflect a 7.6 to 1 stock exchange on October 21, 1996.

The accompanying notes are an integral part of these unaudited financial statements.






                                      4
                        Aquila Biopharmaceuticals, Inc.
                            Statement of Cash Flows
                          (unaudited),(in thousands)
                                                      For the six months
                                                        ended June 30,
                                                        1997      1996
                                                        ----      ----
Cash Flows From Operating Activities:
  Net Income/(Loss)                                   $ (981)   $4,018
Adjustments to reconcile Net Income/(Loss)
  to net cash provided by operating activities:
     Depreciation and amortization                       261     2,086
     Provision for doubtful accounts                       0        30
     Gain on sale of enterics business                     0    (4,496)
Minority Interest                                          0         1
Changes in assets and liabilities:
  Restricted Cash                                          0    (1,000)
  Investments                                              0      (300)
Accounts and other receivables                           814      (226)
  Inventories                                             26      (488)
  Deferred revenue                                     1,294     2,336
  Prepaid and other current assets                       313       241
  Accounts payable and other accrued expenses         (1,249)      314
  Accrued restructuring charges                            0       (46)
  Other noncurrent assets and liabilities                 32         1
      Net cash provided by                            ------    ------
          operating activities                           510     2,471
                                                      ------    ------
Cash Flows From Investing Activities:
  Purchases of marketable securities                  (7,175)        0
  Proceeds from sale of marketable securities          5,553       216
  Issuance of common stock                                17         0
  Purchases of property, plant, and equipment           (117)     (152)
  Patents & purchased technology                           0      (114)
  Proceeds from sale of enterics business                  0     4,601
     Net cash provided/(used) by                      ------    ------
          investing activities                        (1,722)    4,551
                                                      ------    ------
Cash Flows From Financing Activities:
  Payment of long-term obligations                       (75)       (2)
                                                      ------    ------
     Net cash used by financing activities               (75)       (2)
Net increase/(decrease)in cash and                    ------     ------
     cash equivalents                                 (1,287)    7,020
Cash and cash equivalents at the beginning
     of the year                                       9,112     6,856
Cash and cash equivalents at the end                  ------    ------
     of the period                                   $ 7,825   $13,876
                                                      ======    ======
Supplemental disclosures:
Income taxes paid                                          0         7
Interest paid                                            203         0

The accompanying notes are an integral part of these unaudited financial statements.



                                      5
                       AQUILA BIOPHARMACEUTICALS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.   Basis of Presentation:

The accompanying interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods. Certain items have been reclassified to conform to the current period's presentation.

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

2.   Inventories:

     Inventories consist of the following:   (000'S)

                                            6/30/97                12/31/96
                                            -------                --------
     Finished goods                           101                     260
     Work in process                          277                     150
     Raw materials & supplies                  47                      41
                                              ---                     ---
                                              425                     451
                                              ---                     ---
3.   Discontinued Operations:

In June, 1996, the Company sold the assets of its enterics diagnostic business to Meridian Diagnostics, Inc. Income from discontinued enterics operations for the three and six months ended June 30, 1996, was $172,000 and $552,000, respectively. A gain on the sale of the enterics business of $4,585,000 was recorded in June, 1996.

In October, 1996, the Company sold all of the issued and outstanding common stock of Cambridge Biotech Corporation ("CBC"), which was principally involved in retroviral diagnostic operations, to bioMerieux Vitek, Inc. Income from discontinued retroviral operations for the three and six months ended June 30, 1996, was $451,000 and $976,000, respectively. Gain from discontinued retroviral operations for the six months ended June 30, 1997 was $191,000.

There was no income or gain from any discontinued operation during the three months ended June 30, 1997.

                                        6
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Revenue

Total revenues were $1,642,000 in the three months ended June 30, 1997 compared to $1,577,000 in the same period in 1996, an increase of 4%. Total revenues for the six months ended June 30, 1997 were $3,171,000, compared to $3,334,000 in the first six months of 1996, a decrease of 5%.

Product sales were $396,000 in the second quarter of 1997, compared to $154,000 in the same period in 1996. For the six months ended June 30, 1997, product sales were $703,000, compared to $501,000 in the first six months of 1996, an increase of 40%. The increase in product sales for the three and six months ended June 30, of 1997 was primarily due to improved pricing on the Company's products in general, and to higher unit volumes on certain animal health products.

Research and development revenue decreased in the second quarter of 1997, to $1,246,000 from $1,423,000 in the same period of 1996. For the six months ended June 30, 1997, research and development revenue was $2,468,000, compared to $2,833,000 in the first six months of 1996, a decrease of 13%. This decrease for the year to date is due primarily to a reduction in contract research revenue, partially offset by increased shipments of clinical trial material to corporate partners in the first quarter of 1997.

Costs and Expenses

Cost of product sales was $266,000 in the three months ended June 30, 1997, or 67% of product sales, compared to $241,000, or 156% of product sales, in the same period in 1996. For the six months ended June 30, 1997, cost of product sales were $518,000, or 74% of product sales, compared to $615,000, or 123% of product sales, in the first six months of 1996. The change in cost as a percent of product sales is due primarily to revised pricing on certain animal health products that took effect in 1997.

Research and development expenses decreased in the second quarter of 1997, to $1,147,000 from $1,489,000 in the second quarter of 1996, a decrease of 23%. This decrease was due to lower facilities-related charges, reduced expenses under contractual obligations to third parties, and lower costs associated with providing clinical trial materials to corporate partners. For the six months ended June 30, 1997, research and development expenses were $2,490,000, compared to $2,763,000 in the same period in 1996, a change of 10%.

General and administrative expenses decreased to $1,201,000 in the three months ended June 30, 1997 from $1,421,000 in the same period of 1996, a decrease of 15%. For the six months ended June 30, 1997, general and administrative expenses were $2,322,000, compared to $2,603,000 in the same period in 1996, a decrease of 11%. The decrease in both periods is primarily due to lower personnel-related costs associated with reduced staff and reduced legal expenses.





                                      7
Other Income, Net

Other income net of expenses was $441,000 for the three months ended June 30, 1997, compared to $558,000 for the period in 1996, a decrease of 21%. This decrease is attributable to reduced royalty income under certain license agreements in the second quarter of 1997. For the six months ended June 30, 1997, other income net of expenses was $987,000, compared to $1,032,000 in the same period in 1996, a 4% decrease.

Reorganization Items

Chapter 11 related professional fees and interest earned on accumulated cash were $454,000 and $117,000, respectively, for the three months ended June 30, 1996 and were $710,000 and $230,000, respectively, for the six months ended June 30, 1996. There were no material reorganization items during the six months ended June 30, 1997.

Net Income/(Loss)

The Company incurred a net loss for the quarter ended June 30, 1997 of $531,000, or $0.11 per share, compared to net income of $3,855,000, or $1.09 per share, for the same period of 1996. For the six months ended June 30, 1997, the Company incurred a net loss of $981,000, or $0.20 per share, compared to net income of $4,018,000, or $1.13 per share, for the first six months of 1996.

Liquidity and Capital Resources

The Company's ability to fund its long term operations is dependent on several factors, including the Company's ability to attract funding through additional public and private financing or by establishing corporate partnerships and collaborative agreements. There can be no assurance that such additional funding can be obtained on acceptable terms.

Operating activities provided cash of $510,000 during the six months ended June 30, 1997, compared to cash provided by operating activities of $2,471,000 during the same period of 1996. The net loss of $981,000 for the first half of 1997 includes non-cash depreciation and amortization of $261,000. In the first half of 1996, the net income of $4,018,000 included $2,086,000 of non-cash depreciation and amortization.

In the six months ended June 30, 1997, the Company reduced inventories and accounts receivable by $26,000 and $814,000, respectively, due to the cessation of diagnostic operations and the receipt of certain royalty payments. By comparison, inventories and accounts receivable increased by $488,000 and $226,000 in the same period of 1996, as a result of increased product sales.
In the first six months of 1997, accounts payable and other accrued expenses decreased by $1,249,000, primarily due to reductions in trade payables attributable to the cessation of diagnostic manufacturing operations and to the payment of severance and bonus amounts accrued at December 31, 1996.

Investing activities used cash of $1,722,000 in the first six months of 1997, due primarily to the net purchase of marketable securities. In the same period of 1996, $4,551,000 of cash was provided by investing activities, due to the sale of the enterics business.

Cash and cash equivalents were $7,825,000 at June 30, 1997, compared to $9,112,000 at December 31, 1996 and $13,876,000 at June 30, 1996. Total cash, cash equivalents and marketable securities were $18,009,000 at June 30, 1997 compared to $17,675,000 at December 31, 1996. The increase is due primarily to the receipt of an annual license payment from a corporate partner, offset by general cash disbursements during the year.

The Company currently occupies an office, research and manufacturing facility in Worcester, MA under a lease which expires on December 31, 1997. The Company has entered into a letter of intent to lease and is currently negotiating a lease agreement to occupy a new facility. Given the nature of Aquila's research and manufacturing activities and the specialized space required to support those activities, it is expected that the Company will be required to make capital expenditures to improve the new facility and to acquire new systems and equipment related to the new facility. While an accurate estimate cannot be made at this time, it is possible that these expenditures could be substantial.

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


                                     8
                            PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On April 17, 1997, Institut Pasteur and Pasteur Sanofi Diagnostics (collectively, "Pasteur") filed a Petition for a Writ of Certiorari with the United States Supreme Court asking the Supreme Court to hear its appeal of the order of the United States District Court for the District of Massachusetts affirming the confirmation of the reorganization plan of Cambridge Biotech Corporation. On June 27, 1997, the Supreme Court denied Pasteur's Petition for a Writ of Certiorari.




















                                     9
Item 4	Submission of Matters to Vote of Security Holders.

The Company held an annual meeting on May 20, 1997. The following matters were voted upon at the meeting with the following results:

                              For        Against  Withheld  Abstention  Broker
1. Election of Directors:                                              Nonvotes
   Alison Taunton-Rigby       4,028,045           56,484
   Elliott D. Hillback, Jr.   4,036,941           48,58
   John M. Nelson             4,036,431           48,099

2. Approval of the Company's  1,219,670  816,844             38,787   2,009,229
   1996 Stock Award and
   Option Plan

3. Approval of the Company's  1,210,638  823,681             40,982   2,009,229
   1996 Directors Stock
   Award and Option Plan

4. Approval of the Company's  1,445,222  604,410             25,669   2,009,229
   1996 Employee Stock
   Purchase Plan


































                                    10

Item 6.  Exhibits and Reports of Form 8-K

               (a)  Financial Data Schedule
               (b)  Reports on Form 8-K

                    1.   Current report on Form 8-K dated June 27, 1997

     -----------------------------------------------------------------

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC.


     Date: August 8, 1997  /s/ Alison Taunton-Rigby
                           _____________________________
                           Alison Taunton-Rigby
                           President and Chief Executive Officer


                           /s/ Stephen J. DiPalma
                          _____________________________
                           Stephen J. DiPalma
                           Vice President Finance,
                           Chief Financial Officer and Treasurer