Form 10-Q
period 1997-09-30
AQUILA BIOPHARMACEUTICALS INC
filed 1997-11-07
CIK 704292

SECURITIES AND EXCHANGE
                                     COMMISSION
                               Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _____ to _____

                             Commission File Number 0-12081

                 AQUILA BIOPHARMACEUTICALS, INC.
      Exact Name of Registrant as Specified in Its Charter)

                Delaware                              04-3307818
       (State or other Jurisdiction of           I.R.S. Employer
       Incorporation or Organization)            Identification No.)

           365 Plantation Street, Worcester, MA 01605
           (Address of Principal Executive Offices)   (Zip Code)

                          (508)797-5777
      (Registrant's Telephone Number, Including Area Code)
-----------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed
Since Last Report)

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

As of November 5, 1997
Common Stock Outstanding 5,002,504

                 AQUILA BIOPHARMACEUTICALS, INC.
                  Form 10-Q, September 30, 1997

INDEX

     PART I - FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements                 Page
Number

          Condensed Balance Sheets as of September 30, 1997
          and December
31,1996...................................2

          Statements of Operations for three and nine month
          periods ended September 30, 1997 and
1996..............3

          Statements of Cash Flows for nine month
          periods ended September 30, 1997 and
1996..............4

          Notes to Interim Financial Statements
 .................5

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

     SIGNATURES
























Item 1 - Financial Statements
                 Aquila Biopharmaceuticals, Inc.
                     Condensed Balance Sheet
                          (in thousands)   (unaudited)
Assets:                                      9/30/97     12/31/96
                                             -------     --------

Current Assets:
 Cash and cash equivalents                  $  4,480     $ 9,112
 Marketable securities                        12,155       8,563
 Accounts receivable - trade (less
  allowance for doubtful accounts of
  $126,000 and $179,000, respectively)           827       1,546
 Other receivables                               448         820
 Inventories                                     578         451
 Prepaid expenses & other current assets         207         779
                                             -------      ------

       Total Current Assets                   18,695      21,271
                                             -------      ------

Property, plant, and equipment, Net              483       4,308
Net assets held for sale                       3,760           0
Patents and purchased technology, Net            221         296
Investments and other assets                     415         437
                                              ------      ------

       Total Assets                         $ 23,574     $26,312
                                              ======      =======
Liabilities & Shareholders' Equity:
Current Liabilities:
  Accounts payable                         $    305     $    944
  Accrued royalties                             226          643
  Other accrued expenses                      1,987        2,480
  Deferred revenue - current                    917          918
  Current maturities of long-term debt          125          129
                                            -------      -------

       Total Current Liabilities              3,560        5,114
                                            -------      -------
Deferred Revenue                                225          225
Long Term Debt                                3,956        4,056
                                            -------      -------

       Total Liabilities                      7,741        9,395
                                            -------      -------

Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued                  0            0
  Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 5,004,000 and
   5,000,000 shares at September 30,
   1997 and December 31, 1996,
   respectively                                  50           50
Treasury stock at cost: 10,526 shares           (47)         (47)
Additional paid in capital                  127,532      127,514
Accumulated deficit                        (111,702)    (110,600)
                                            -------      -------

       Total Shareholders' Equity            15,833       16,917
                                            -------      -------

Total Liabilities and Shareholders' Equity $ 23,574     $ 26,312
                                             ======       ======
The accompanying notes are an integral part of these unaudited statements.
                                     2

                 Aquila Biopharmaceuticals, Inc.
                     Statement of Operations
            (in thousands, except per share amounts)
                                 (unaudited)

                               Three Months Ended  Nine Months Ended
                                   September 30,     September 30,
                               1997         1996    1997        1996
Revenue:                      -----         -----   -----       -----
  Product sales           $     347      $    212  $1,050      $  713
  Research and development    1,863         1,623   4,331       4,456
                              -----         -----   -----       -----
                              2,210         1,835   5,381       5,169
Cost and expenses:
  Cost of sales                 267           200     785         815
  Research and development    1,333         1,079   3,823       3,842
  General & administrative    1,258         1,259   3,579       3,862
                              -----         -----   -----       -----
                              2,858         2,538   8,187       8,519

Other income, net               547         4,217   1,534       5,249
Income/(loss) from Operations
  before reorganization items,
  income taxes, and discontinued
  operations                  -----         -----   -----       -----
                               (101)        3,514  (1,272)      1,899
Reorganization items:
  Professional fees               0        (1,224)      0      (1,934)
  Interest earned on accumulated
  cash resulting from Chapter 11
  proceedings                     0           181       0         412
                              -----         -----   -----       -----
     Total reorganization items   0        (1,043)      0      (1,522)

Provision for income taxes      (20)            0     (21)          0
                               -----         -----  -----       -----
Income/(loss) from continuing
     operations                (121)        2,471  (1,293)        377

Discontinued operations:
  Income from operations          0           173       0       1,701
  Gain on disposal                0            44     191       4,629
                              -----         -----   -----       -----
Net Income/(Loss)          $   (121)      $ 2,688 $(1,102)     $6,707
                              =====         =====   =====       =====
Income/(Loss) per share:
  Continuing operations    $  (0.02)      $  0.71  $(0.26)      $0.11
  Discontinued operations  $   ----       $  0.06  $ 0.04       $1.79
  Net income/(loss)        $  (0.02)      $  0.77  $(0.22)      $1.90
Weighted average number of    5,004         3,503   5,002       3,533
  common shares outstanding

The Weighted Average Shares Outstanding has been adjusted to reflect a 7.6 to 1 stock exchange on October 21, 1996.

The accompanying notes are an integral part of these unaudited financial statements.
                                      3

                 Aquila Biopharmaceuticals, Inc.
                     Statement of Cash Flows
                               (in thousands)
                                 (unaudited)
                                                  For the nine months
                                                  ended September 30,
                                                   1997          1996
                                                   ----          ----
Cash Flows From Operating Activities:
  Net Income/(Loss)                             $(1,102)        $6,707
  Adjustments to reconcile Net Income/(Loss)
   to net cash provided by operating activities:
     Depreciation and amortization                  341          2,998
     Provision for doubtful accounts                 25             45
     Gain on sale of enterics business                0         (4,396)
     Loss on disposition and writedown of investments 0           (555)
     Receipt of investments                           0           (300)
     Minority interest                                0              2
Changes in assets and liabilities:
  Restricted Cash                                     0         (1,000)
  Accounts and other receivables                  1,066            (16)
  Inventories                                      (127)          (200)
  Deferred revenue                                   (1)         1,725
  Prepaid expenses and other current assets         572            185
  Accounts payable and other accrued expenses    (1,549)        (1,093)
  Other noncurrent assets and liabilities            22             41
                                                 ------         ------
      Net cash provided/(used) by
      operating activities                         (753)         4,143
                                                  ------        ------
Cash Flows From Investing Activities:
  Purchases of marketable securities             (9,151)             0
  Proceeds from maturities of marketable
  securities                                      5,559            216
  Issuance of common stock                           18              0
  Purchases of property, plant, and equipment      (201)          (297)
  Patents & purchased technology                      0           (166)
  Proceeds from sale of enterics business             0          4,601
     Net cash provided/(used) by                  ------         ------
     investing activities                        (3,775)         4,354
                                                  ------         ------
Cash Flows From Financing Activities:
  Payment of long-term obligations                 (104)            (3)
                                                  ------          ------
     Net cash used by financing activities         (104)            (3)
Net increase/(decrease)in cash and                ------          ------
     cash equivalents                             (4,632)         8,494
Cash and cash equivalents at the beginning
     of the year                                   9,112          6,856
Cash and cash equivalents at the end              ------           ----
     of the period                               $ 4,480        $15,350
                                                  ======         ======
Supplemental disclosures:
Income taxes paid                                      0              5
Interest paid                                        313              1

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

2.   Inventories:

     Inventories consist of the following:   (000'S)
                                          9/30/97      12/31/96
                                          -------      --------
     Finished goods                       $ 119          $ 260
     Work in process                        345            150
     Raw materials & supplies               114             41
                                            ---            ---
                                          $ 578          $ 451
                                            ===            ===

3.   Discontinued Operations:

In June, 1996, the Company sold the assets of its enterics diagnostic business to Meridian Diagnostics, Inc. Income from discontinued enterics operations for the three and nine months periods ended September 30, 1996, was $0 and $552,000, respectively. The gain from the sale of the discontinued enterics operation for the three and nine months ended September 30, 1996 was $44,000 and $4,629,000, respectively.

In October, 1996, the Company sold all of the issued and outstanding common stock of Cambridge Biotech Corporation ("CBC"), which was principally involved in retroviral diagnostic operations, to bioMerieux Vitek, Inc. Income from discontinued retroviral operations for the three and nine months periods ended September 30, 1996, was $173,000 and $1,149,000, respectively.
The gain from the sale of the discontinued retroviral operations for the three and nine months ended September 30, 1997 was $0 and $191,000, respectively.

                                5
4.   Leases

The Company has entered into a new operating lease for its administrative offices, research laboratories and manufacturing facilities. The effectiveness of the lease is subject to several contingencies, including the Landlord's obtaining the financing for and commencement of construction of the facility. The base lease period is twelve years and the lease contains renewal options for two additional five year periods. The lease also contains escalation clauses with respect to real estate taxes and operating expenses, and annual fixed rent increases in the fifth and ninth year of the lease. Obligations under this lease are:

          Fiscal Year 1998            $   374,150
          Fiscal Year 1999                748,300
          Fiscal Year 2000                748,300
          Fiscal Year 2001                748,300
          Fiscal Year 2002                774,550
          Thereafter                    6,216,000

          TOTAL                      $  9,609,600

The Company expects to occupy this new facility during 1998. The
Company is engaged in discussions to extend its occupancy agreement for its existing premises until mid-1998, but there can be no assurances that it will be successful in such discussions.

5.   Line of Credit

The Company has obtained a $1 million line of credit with a commercial bank for equipment financing. The credit line can be drawn down once per quarter, unless the amount to be advanced exceeds $200,000, in which case more than one advance can be made in a quarter. Advances under the line will be repaid quarterly over a period of three years. Interest accrues at the prime rate plus 2%. As of September 30, 1997, there were no amounts outstanding under this line.

6.   Net assets held for sale

In July, 1997, the Company decided to sell certain real estate owned by the Company located in Rockville, Maryland. In September, 1997, the Company entered into a purchase and sale agreement with a potential buyer for this real estate, subject to due diligence on the properties. Accordingly, the real estate has been reclassified as net assets held for sale on the Company's balance sheet at September 30, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Revenue

Total revenues for the third quarter of 1997 increased 20% compared to the third quarter of 1996. Total revenues for the nine months ended September 30, 1997 increased 4% compared to the first nine months of 1996.

Product sales for the third quarter of 1997 increased 64% compared to the third quarter of 1996. Product sales for the nine months ended September 30, 1997 increased 47% compared to the first nine months of 1996. The increase in product sales was primarily due to improved pricing on the Company's products in general, and to higher unit volumes on certain animal health products.

Research and development revenue for the third quarter of 1997 increased 15% compared to the third quarter of 1996. Research and development revenue for the nine months ended September 30, 1997 decreased 3% compared to the first nine months of 1996. The increase in revenues for the third quarter of 1997 is primarily due to an increase in contract research revenue, partially offset by a reduction in license revenue. For the nine month period, the decrease is due primarily to the reduction in license revenue compared to the first nine months of 1996, which included a non-recurring license fee, partially offset by increased contract research revenue.

Costs and Expenses

Cost of product sales for the three months ended September 30, 1997, was 77% of product sales, compared to 94% of product sales, in the same period in 1996. For the nine months ended September 30, 1997, cost of product sales was 75% of product sales, compared to 114% of product sales in the first nine months of 1996. The change in cost as a percent of product sales is due primarily to revised pricing on certain animal health products that took effect in 1997.

Research and development expenses in the third quarter of 1997, were 24% higher than research and development expenses in the third quarter of 1996. This increase was due to increased expenses under contractual obligations to third parties.

General and administrative expenses decreased 7% for the nine month period ended September 30, 1997 compared to the same period in 1996. The decrease was due to lower personnel-related costs and reduced legal expenses in 1997, partially offset by changes in the allocation of facility costs.

Other Income, Net

Other income, net was $547,000 for the three months ended September 30, 1997, compared to $4,217,000 for the same period in 1996, a decrease of 87%. For the nine months ended September 30, 1997, other income, net was $1,534,000, compared to $5,249,000 for the same period in 1996, a 71% decrease. Other income, net in 1996 included $3,250,000 received as a license fee from a third party and a $500,000 payment received in exchange for the Company's interest in a joint venture.

Reorganization Items

The Company incurred Chapter 11 related professional fees of $1,224,000 and $1,934,000, respectively, for the three and nine month periods ended September 30, 1996. Interest earned on accumulated cash resulting from the Chapter 11 proceedings was $181,000 and $412,000, respectively, for the three and nine month periods ended September 30, 1996. There were no material reorganization items during the three or nine month periods ended September 30, 1997.

Income/(Loss) from continuing operations

The Company incurred a loss from continuing operations of $121,000, or $.02 per share for the quarter ended September 30, 1997 compared to income from continuing operations of $2,471,000, or $0.71 per share for the same period in 1996. The decrease in income from continuing operations was primarily due to a $3,670,000 decrease in Other income, net offset by a reduction in reorganization items of $1,043,000.

The Company incurred a loss from continuing operations of $1,293,000, or $.26 per share for the nine months ended September
30, 1997 compared to income from continuing operations of $377,000, or $.11 per share, for the same period in 1996. The decrease in income from continuing operations was primarily due to a $3,715,000 decrease in Other income, net offset by a reduction in reorganization items of $1,522,000.

Liquidity and Capital Resources

The Company's ability to fund its long term operations is dependent on several factors, including the Company's ability to attract funding through additional public and private financing or by establishing corporate partnerships and collaborative agreements. There can be no assurance that such additional funding can be obtained on acceptable terms.

Operating activities used cash of $753,000 during the nine months ended September 30, 1997, primarily due to the net loss for the period of $1,102,000, reductions in trade payables attributable to the cessation of the diagnostic manufacturing operation, and to the payment of severance and bonus amounts accrued at December 31, 1996. These reductions were offset by the receipt of certain royalty payments and collections on trade receivables due after the cessation of the Company's diagnostic operations. Operating activities provided cash of $4,143,000 during the same period in 1996 primarily due to the net income for the period of $6,707,000 and cash received from third parties for future R & D revenue. These increases were offset by the gain on the sale of the Enterics business of $4,396,000.

Investing activities used cash of $3,775,000 in the first nine months of 1997, due primarily to the net purchase of marketable securities. In the same period of 1996, $4,354,000 of cash was provided by investing activities, primarily due to the sale of the enterics business.

Cash and cash equivalents were $4,480,000 at September 30, 1997, compared to $9,112,000 at December 31, 1996. Total cash, cash equivalents and marketable securities were $16,635,000 at September 30, 1997 compared to $17,675,000 at December 31, 1996. The decrease is due primarily to the funding of research and development activities during the year, offset partially by the receipt of an annual license payment from a corporate partner.

The Company currently occupies an office, research and manufacturing facility in Worcester, MA under a lease which expires on December 31, 1997. In September, 1997, the Company executed a lease agreement to occupy a new facility during 1998. The effectiveness of the lease is subject to several contingencies, including the Landlord's obtaining the financing for and commencement of construction of the facility. The Company is engaged in discussions to extend its occupancy agreement for its existing premises until mid-1998, but there can be no assurances that it will be successful in such discussions.

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

Part II

Item 6.  Exhibits and Reports of Form 8-K

(a) Exhibits

     10.1      Lease between the Company and NDNE 9/90 Corporate Center LLC, dated as of September 19, 1997.

     10.2 Employee Retention Agreement between the Company and Alison Taunton-Rigby, dated as of September 2, 1997, with schedule of four substantially identical agreements for Gerald A. Beltz, Stephen J. DiPalma, Deborah B. Grabbe, and Robert B. Kammer.

     27.  Financial Data Schedule

(b) Reports of Form 8-K

    None


-----------------------------------------------------------------

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC.


     Date: November 7, 1997
                         /s/ Alison Taunton-Rigby
                       _____________________________
                           Alison Taunton-Rigby
                           President and Chief Executive Officer


                            /s/ Stephen J. DiPalma
                           _____________________________
                           Stephen J. DiPalma
                           Vice President Finance,
                           Chief Financial Officer and Treasurer