Form 10-K405
period 1997-12-31
AQUILA BIOPHARMACEUTICALS INC
filed 1998-03-18
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-K

(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________ to _________

                 Commission file number 0-12081

                 AQUILA BIOPHARMACEUTICALS, INC.
     (Exact Name of Registrant as Specified in Its Charter)

     Delaware                    (508) 797-5777               04-3307818
(State or Other Jurisdiction of  (Registrant's telephone     (IRS Employer
Incorporation or Organization)  number, including area code) Identification No.)

                   365 Plantation Street, Worcester, MA  01605
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

The aggregate market value of 5,466,710 shares of voting stock held by non-affiliates of the registrant as of March 16, 1998 was approximately 42,025,333 based on the last sale price of such stock on such date.

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
X YES          NO

Common Stock Outstanding as of March 13, 1998:  5,828,671 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement in connection with the annual meeting of shareholders to be held May 20, 1998 are incorporated by reference into Part III of Form 10-K.

           FIGHTING DISEASE THROUGH IMMUNE MODULATION

PART I

Item 1. Business

Aquila Biopharmaceuticals, Inc. ("Aquila" or the "Company") creates and commercializes products which modulate the immune system to control, prevent or treat infectious diseases and cancers.

Background

Aquila's technology and product development programs are based on enhancement of the immune system using the Stimulon(TM) family of adjuvants. Advances in biotechnology and immunology have enabled scientists to develop a new generation of products which contain disease specific agents and components which specifically modulate the immune system so that an effective immune response is achieved. Traditional vaccines can prevent infection through antibody based immune responses. While antibodies alone can be effective in preventing or eliminating pathogen infection in certain diseases, scientists now recognize that the cell mediated response, where cytotoxic T lymphocytes ("CTL") are activated, is probably necessary to eliminate intracellular pathogens. By stimulating a CTL response it may be possible to develop therapeutic products to treat diseases involving herpes, hepatitis and HIV infections or cancers.

The Stimulon(TM) family of adjuvants have been shown to enhance the quality and the quantity of the immune response to a variety of antigens, both in pre-clinical studies and in a number of human clinical trials. Aquila believes that the Stimulon(TM) adjuvants will allow scientists to design products which can activate specific T cell responses and result in a new highly effective class of vaccines for both therapeutic and prophylactic applications. The market potential of such products is high since this new understanding of the immune system will allow expansion of the market to address new areas and the development of safer, more effective substitutions for older products. New applications include diseases involving poorly immunogenic antigens such as polysaccharides or populations, such as the elderly, whose immune systems have deteriorated so that they do not respond to traditional approaches. New therapeutic products for treating people with diseases such as chronic hepatitis infection, malaria, acquired immune deficiency syndrome ("AIDS") or various cancers where a CTL response is thought to be essential may be possible using the StimulonT adjuvants.

Aquila's product development programs include the Quilimmune(TM) human health products and the Quilvax(TM) products for animal health. Phase I clinical trials of the Company's lead product, Quilimmune-P(TM) for preventing S. pneumonia infections in people over the age of 65 years, have been completed. Phase II trials
have been initiated.   Aquila's lead animal health product,
Quilvax-M(TM) for controlling bovine mastitis has undergone extensive testing in bovine immunogenicity and challenge trials. The Company plans to initiate formal United States Department of Agriculture ("USDA") licensing trials shortly. A third potential product, to help control malaria infections incorporating the antigen SPf66 and QS-21 is in Phase I clinical trials. The Company's corporate partners are SmithKline Beecham p.l.c. ("SB"), Wyeth-Lederle Vaccines and Pediatrics ("Wyeth-Lederle"), a business group of Wyeth-Ayerst International, Inc., a subsidiary of American Home Products Corporation, Pasteur Merieux Connaught ("PMC"), Progenics Pharmaceuticals, Inc. ("Progenics"), VaxGen, Inc ("VaxGen"), Virbac S.A. and NABI.

Scientific Background

The human immune system is made up of several different cell types including antigen presenting cells ("APCs"), B cells and T cells. In general, the role of APCs is to process protein antigens from pathogens such as viruses, bacteria or parasites into smaller fragments and to present the resulting peptides to T-cells. Antigens can be processed by APC's through one of two pathways, the Class I or Class II pathway. Peptide fragments from antigens processed through the Class I pathway are displayed on the surface of the APC by an immune system protein called the MHC Class I protein and typically result in a cellular immune response. Those processed by the Class II pathway are displayed by MHC Class II proteins and typically result in a humoral response. When a humoral response is stimulated, B cells are activated by a specific type of T cell, called a helper T cell, to produce antibodies which are specific for the antigen encountered. Two populations of T-helper cells have been identified, Th-1 and Th-2. T-helper cells secrete biologically active molecules called cytokines, which mediate the effects of immune system cells. Th-1 and Th-2 T-helper cells secrete different types of cytokines and promote the synthesis of different classes of antibodies. The antibodies produced by B cells will bind to and can neutralize the pathogens - bacteria, parasites and viruses - which have invaded the body. In the cellular response, a second type of T cell, called a cytotoxic T lymphocyte (CTL) is activated. These cells recognize and kill cells containing pathogens. T-helper cells and the cytokines they produce are also important in generating a CTL response.
The specific activation of cytotoxic T cells, called a CTL response, is thought to be very important in products designed to treat or prevent diseases such as herpes, hepatitis, HIV and malaria. It is also thought to be critical for many immunotherapeutic approaches to the treatment of cancer.

Traditional approaches for developing immune protection from infection in humans involved the use of animal viruses, or the use of attenuated or killed pathogens as vaccines. For example, the injection of cowpox virus protects humans against smallpox infection. Vaccines to protect against polio have been developed using either attenuated or killed polio viruses. While these approaches are effective, there is a small but significant risk of disease developing in people receiving these types of vaccines. With the advent of recombinant technology, scientists realized that safer products could be created, using specific components of an organism rather than the whole organism. For example, the genes for the surface antigens from a pathogen can be cloned using genetic engineering and used to make recombinant proteins. The recombinant proteins are then used in a vaccine, to make a so called sub-unit vaccine. Other specific components have been used to stimulate disease specific responses, including proteins isolated from the pathogen itself, synthetic peptides, carbohydrates and lipoproteins.

When these newer technologies were first used, it was found that while a pathogen specific immune response was stimulated, often this response was not of the right quality or strong enough to provide protection from infection or disease. As a result, immune modulation technologies have been developed that are coupled with pathogen specific antigen approaches. These methods for modulating the immune system include conjugation of the antigen to a carrier protein, the use of viral or bacterial vectors to carry specific genes, the use of cytokines or lymphokines to stimulate the immune system and the use of adjuvants. Carrier proteins such as keyhole limpet hemocyanin
(KLH) or the toxoids from diphtheria, tetanus and cholera have been used effectively. An example of this type of vaccine is the Haemophilus influenzae type b conjugate vaccine, such as HibTITER(TM) sold by Wyeth-Lederle Vaccines and Pediatrics, where the antigen is conjugated to a diphtheria protein. Viral vectors such as vaccinia, canary pox, or the bacteria BCG are under evaluation as carriers of disease specific genes to determine whether they stimulate a protective immune response. Adjuvants that have been used or which are in development include aluminum hydroxide (Alum); MF59, a product of Chiron Corporation and its affiliates ("Chiron"); monophosphoryl lipid A (MPL), a product of Ribi ImmunoChem Research, Inc. ("Ribi"); LeIF, a product of
Corixa Corporation ("Corixa"); and saponins from Quillaja saponaria such as QS-21. These adjuvant technologies are not all the same, affecting the humoral and cell mediated pathways differently. Some approaches result in general immune stimulation. Others are more specific. Aquila is developing the Stimulon(TM) family of saponin adjuvants (QS-21, QS-7) as an immune modulation technology. The Company uses biotechnology approaches for the creation of specific antigens, and combines these with the Company's proprietary Stimulon(TM) adjuvants to develop safe and effective products.

With the advent of new technology, changes are occurring in the market for immune modulating agents. Because development of these new products involves a high rate of technological innovation, it is possible to protect new products through patenting, which can result in increased profit margins. While product liability costs are high for traditional vaccines (because of the safety concerns), product liability costs for products using the new technology are comparable to those for therapeutic products. Manufacturing costs can be lower for new immune modulation products than for other therapeutic products. In the manufacturing of recombinant therapeutic enzymes it is often difficult to retain the enzymatic activity, and this can limit the choice of manufacturing methods. The limitations are not so stringent for products used to modulate the immune system. Historically, vaccines were generally low priced because the products were used to prevent disease in healthy people (prophylaxis) and, due to the lack of product differentiation, companies generally competed on price. However, in today's approaches to disease management and with the new proprietary innovations, immune stimulation products have been recognized as very effective contributors to controlling the total medical costs of certain diseases. Therapeutic products involving immune stimulation are in development for a number of intractable diseases, as are products for populations beyond infancy - young adults and the elderly.

The Use of Adjuvants: Technology to Enhance the Immune System

Adjuvants are agents which are added to a product to improve or adjust the immune response. Alum is the only adjuvant currently used in human vaccines licensed by the United States Food and Drug Administration ("FDA"). This adjuvant probably acts by a depot effect, which means that the addition of alum to a vaccine causes the antigen to remain at the site of injection for a longer period of time, which seems to increase the humoral immune response.
Another adjuvant under development by Ribi is a mixture of lipopolysaccharides derived from bacterial cell walls, and is called MPL. Its use can increase the level of antibodies that are produced in response to an antigen, but additional components are often required to stimulate a significant CTL response.
Chiron is developing an adjuvant called MF59 which is an emulsion of three lipids and water. It is a general, broad immune stimulant which will activate the immune system in the absence of an antigen. Oil/water emulsions have been used in older vaccines and also act by a depot effect. Corixa is developing LeIF, a protein produced by the parasite Leishmania, which is believed to stimulate certain APCs. Aquila's Stimulon(TM) family of adjuvants, QS-21 and QS-7, are purified, defined molecules, isolated from natural sources. They stimulate antigen specific responses and have been shown to promote both antibody and CTL immune responses in animals.

Aquila's Core Technology

Aquila and its corporate partners are developing new products based on two core technologies: (1) the Stimulon(TM) family of adjuvants that specifically enhance antibody and CTL responses; and (2) proprietary antigens that are specific for the target disease.

The StimulonT Family of Adjuvants

QS-21 is the lead Stimulon(TM) adjuvant. It is a natural product, purified from the bark of a tree which grows in South America, called Quillaja saponaria. Up to 10% of the bark from Quillaja is composed of saponins of which QS-21 is typically one of the more prominent. The bulk bark extract is available in the United States. The Company believes QS-21 is well-suited to pharmaceutical development and formulation because it has good stability as a dried powder (at least 3 years), is water soluble, and, when rehydrated, is a clear liquid that mixes easily with other vaccine components. QS-21 is compatible with alum and microparticles which are used in many experimental product formulations. QS-21 is well-characterized with a known molecular structure - distinguishing it from competing adjuvant candidates, which are typically emulsions or biologicals.
Because QS-21 is currently regulated by the FDA as a "constituent material" used in drug preparation, the FDA does not require licensure of facilities used for its manufacture. A second Stimulon(TM) molecule, QS-7, which has a slightly different safety and activity profile, is in development. Patents have issued to Aquila with composition of matter claims covering QS-7 and QS-21, as well as two other identified saponins, QS-17 and QS-18. The Company has also been issued a patent for chemically modified saponins. All patents include the use of all of these molecules as adjuvants. See "Patents and Proprietary Rights".

The use of Stimulon(TM) adjuvants improves the quality of the immune response. Addition of QS-21 to antigens will generally broaden the type of antibody produced and stimulate cell mediated responses. The quality of these responses is important for the development of effective products. QS-21 also produces a strong quantitative response; that is, higher antibody levels are achieved. It is potent and active at microgram doses.

QS-21 increases the titer, or amount, of antibodies produced by the immune system in response to vaccination with many types of antigens, including recombinant proteins derived from viruses and bacteria and free polysaccharide antigens from bacterial pathogens. An unusual property of QS-21 not shared by other adjuvants is its ability both to increase significantly the antibody response to free polysaccharide antigens and to boost the titer further with a subsequent vaccination.

QS-21 broadens the antibody profile by promoting both Th-1 and Th-2 dependent immune responses. The type of protective immunity elicited by an infection with a virus or bacterium typically includes antibodies of several isotypes (also called classes and subclasses). Some of these isotypes can be more important than others in mediating protection against viral or bacterial pathogens. Vaccination with a recombinant antigen typically stimulates only a few isotypes. Some adjuvants, such as alum, also only stimulate a narrow range of antibody isotypes. Hence, alum may stimulate a high quantity, but a lower quality, antibody. In contrast, QS-21 stimulates high quantities of a broad range of antibody isotypes, enabling the antigen-induced antibody response to resemble natural protective immune responses.

QS-21 also stimulates cell-mediated immune responses and induces the production of cytotoxic T-lymphocytes. The CTL response is a critical means of natural defense against viral infections and, is believed to eliminate abnormal cells that might otherwise develop into cancer. Until recently, it was generally thought that recombinant antigens could not be used to elicit CTL responses. Alum and simple oil/water emulsions typically fail to induce CTL responses. However, Company scientists discovered that the simple addition of QS-21 to these antigens stimulates the production of a CTL response to the recombinant antigens in animal studies. Other investigators have also reported that CTL responses induced by recombinant vaccines adjuvanted with QS-21 can mimic the protective CTL responses induced by viral infection.

The Company believes that the performance of QS-21 will vary depending upon the nature of the antigen and the target population. Initial human studies conducted by the Company's licensees and collaborators have focused on proving the safety of QS-21 and experimenting with different formulations and dose levels. Aquila and its collaborators have completed 24 studies to date; an additional 24 studies are underway and over 1300 subjects have received QS-21 in various different formulations. These studies have shown that the addition of QS-21 to product formulations improves the immune response to certain antigens, as evidenced by increased antibody titer. No serious adverse events attributed to QS-21 have occurred thus far in the clinical studies. Some local reactogenicity which is thought to be due to the enhanced immune response and some pain on injection have been seen in certain vaccine formulations. The Company has recently completed initial human clinical trials of a new formulation of QS-21 which it believes will reduce the pain on injection seen in these particular vaccine formulations.

Disease Specific Antigens

Aquila's ability to develop and produce proprietary disease specific antigens allows it to develop products targeted at specific applications and populations. Company scientists have scientific expertise in: (1) recombinant DNA cloning methods; (2) mammalian, insect and bacterial cell expression; (3) extraction and purification of compounds from natural sources and (4) carbohydrate and polysaccharide production. Furthermore, Company scientists have demonstrated their expertise with a variety of antigens from both viral and bacterial pathogens including those that require high level biocontainment (i.e. BL-3). These antigens include the envelope protein from feline leukemia virus, two outer surface proteins from Borellia burgdorferi, fibronectin binding proteins from Stapholococcal aureus, and a variety of cell surface proteins from granulocytic Ehrlichia.

The typical development pathway for a disease specific antigen includes antigen identification, preparation of research quantities of the antigen, demonstration of a biological effect of a product containing the antigen and development of commercial scale antigen production procedures. These developmental efforts can include those primarily accomplished within the Company or technology licensed by the Company from outside sources, or a combination of both approaches. This pathway has been completed for the feline leukemia virus and B. burgdorferi antigens, is nearing completion for the S. aureus antigen and is at an early antigen identification stage for those from Ehrlichia. The Company has research ongoing on the production of S. pneumonia polysaccharide antigens by fermentation and purification.

The Company attempts to protect its antigen technology either through maintenance of trade secrets or filing of patent applications. U.S. patents have been issued covering the company's FeLV(TM) and S. aureus antigen technology as well as its baculovirus expression system. In addition, patents have been filed which address antigens from B. burgdorferi and Ehrlichia. However, there can be no assurance that patents will issue from the patent applications or that if issued such patents will not be challenged or that the rights granted under any issued patents will provide adequate proprietary protection. In certain cases the Company has licensed proprietary technology covering specific antigens from third parties. See "Patents and Proprietary Information."

Aquila's Strategy

Aquila's objective is to create and commercialize products which modulate the immune system to prevent, control or treat infectious diseases and cancers. The Company's strategy is to exploit its expertise in adjuvant and antigen research, to create products and develop them through FDA or USDA licensure, to support its corporate partner's product development programs, to develop its manufacturing capacity, and to in-license and develop related technology.

Exploit Expertise in Adjuvant and Antigen Research

Aquila has developed unique expertise in understanding the role of adjuvants in stimulating and tuning the immune response to specific antigens to allow the development of safe and effective therapeutic and prophylactic products. The Company intends to continue to integrate its proprietary core technologies and to identify targeted applications of its technology. In addition, the Company plans to broaden its expertise in research and development involving different antigens including recombinant proteins, peptides, polysaccharides and other classes of antigenic molecules. Aquila's strategy is to acquire related products and technologies to supplement its scientific expertise, its capabilities and its product portfolio.

Create and Develop its Own Products

Aquila has established a large number of corporate partnerships and a significant number of products are being developed through these partnerships. However, Aquila believes that it can develop and retain significant value through its own product development efforts. The Company has three products in clinical development:
(i) Quilimmune-P(TM) for preventing pneumococcal infections in the elderly for which Phase I trials have been completed and Phase II commenced; (ii) Quilvax-M(TM) to control bovine mastitis for which immunogenicity and challenge trials have been completed; and
(iii) Quilimmune-M(TM) for controlling malaria, which is in Phase I trials. Aquila has research ongoing with other potential adjuvants and on the discovery and development of antigens for tick borne diseases. The Company has completed the development and licensure of one product, Quilvax-FeLV(TM) for preventing leukemia in cats. See "Aquila's Product Development Programs".

Aquila has a large number of academic collaborations ongoing involving other antigens. A number of these are cancer vaccines. In certain cases the Company has options to license related technology should it wish to accelerate the development of these products. The Company intends to develop human products primarily but will exploit unique, significant product opportunities in animal health.

Support Corporate Partners Programs

Aquila has entered into collaboration agreements with SB, PMC, Wyeth-Lederle, VaxGen, NABI and Progenics as well as a number of other biotechnology companies. Aquila intends to leverage these partnerships to speed discovery and development of certain products which the Company does not have the resources or skills to develop. These collaborations allow the Company to focus its own efforts on products which have different markets than those of interest to large pharmaceutical companies. The Company has a number of potential licensing discussions underway and intends to continue to selectively license its technology. See "Corporate Partner Programs".

Continue Developing Manufacturing Capacity

Aquila has retained rights to the manufacture of QS-21 on a worldwide basis in all of its licensing agreements, and has been producing QS-21 for clinical trials for all of its partners and its product programs. In addition, the Company operates a small manufacturing facility to supply FeLV antigens and vaccine to its corporate partner Virbac S.A. Aquila has produced commercial scale quantities of its canine lyme product and has the capacity to produce specific commercial requirements of its Quilvax-M(TM) product for bovine mastitis. Aquila intends to continue to develop manufacturing expertise and capacity to allow it to retain value from the products which it develops.

In-license Related Technology

Aquila has been and will continue to be opportunistic in licensing in products and technology related to immune modulation to supplement its product pipeline. In addition to expanding the product portfolio, this strategy will allow the Company to capitalize on newly developed technologies which are synergistic with the Company's existing technology base.

Aquila's Product Development Programs

Aquila's strategy is to develop products itself and in partnership with other companies. The Company has six products in development or commercialized.

          Quilimmune(TM) & Quilvax(TM) Product Development

Product             Market         Status             Partner

Quilimmune-P(TM)   Adults >= 50   Phase I complete.  Aquila,
Product to         years 34 mil.  Phase II trials    worldwide
prevent             people in      ongoing.           rights.
pneumococcal        U.S.
infections

Quilvax-M(TM)      30 million     Immunogenicity     Aquila, N.
Product to control milk cows in   and challenge      America
bovine mastitis    the U.S. &     trials complete.   Virbac S.A.
(S. aureus & E.    Europe.        Licensing trials   Europe.
coli)                             anticipated to
                                  start in 1998.

Quilimmune-M(TM)   1-2 billion    Phase I ongoing.   Collaboration
(SPf66) Product to persons at                         with
control malaria     risk.                             World
(Plasmodium                                           Health
falciparum)                                           Organization.

Quilvax-FeLV(TM)    ~ 15 million   On market,         Virbac S.A.
Product to prevent  cats           Leucogen(R),       Worldwide.
feline leukemia     vaccinated     (Europe);
                    per year.      Genetivac(R),
                                   (U.S.).

Quilimmune-T(TM)    Persons at     Pre-clinical       Aquila
Product to prevent  risk for tick  research.          worldwide
Lyme and            bites.                            rights.
Ehrlichiosis
diseases

Quilvax-L(TM)       10 million     Licensing          Schering-
Product to prevent  dogs at risk   efficacy and       Plough.
canine Lyme         in endemic     safety trials
diseases            areas.         completed.

Quilimmune-P(TM) for the Prevention of Pneumococcal Infections

Infections by Streptococcus pneumoniae ("S. pneumoniae") cause serious disease in young children and in the elderly. Healthy adults are not typically at risk for developing disease following exposure to S. pneumoniae. There are over 80 recognized serotypes of pneumococci, each with varying geographic and age-group prevalence. The resulting diseases and serotypes involved are different between the young and the elderly, and as a consequence, separate vaccine products for the young and the elderly are appropriate. Quilimmune-P(TM) is intended to be used to prevent pneumococcal infections in the elderly.

There are approximately 34 million people over the age of 65 in the United States, and an additional 36 million adults with immune compromising conditions who are at risk for developing
disease caused by S. pneumoniae.   Various strains of S.
pneumoniae are responsible for most community-acquired cases of pneumonia (500,000 cases per year) and are the second most common cause of bacteria (50,000 cases per year, with 25% mortality). It is estimated that S. pneumoniae causes 40,000 deaths in the elderly and immunocompromised adults each year.

The currently available vaccines, which were developed and approved in the early 1980s, cover the 23 serotypes which cause about 90% of infections in the United States and Europe. The two vaccines approved in the U.S. are composed of purified capsular polysaccharides from each of the 23 serotypes. Vaccination rates in the U.S. elderly population are currently running at about
30%. These vaccines are underutilized by the elderly for a number of reasons. Reports in the medical literature indicate that the current vaccines are effective in the elderly in only 50-60% of the recipients. A number of side effects are caused by the current vaccines, including pain on injection, a sore arm, fever, and a general feeling of malaise for a few days. Because of these side effects, these traditional vaccines have not been licensed for repeat use, resulting in a misconception in the market that these vaccines give lifetime protection. In addition, the antibody titers drop over a number of years. Typically after 3 or more years, the effective levels of antibodies in vaccines is quite low. Furthermore, data has recently been presented suggesting that the ability to elicit functional antibodies particularly decreases with age. Another reason these vaccines are poorly utilized is because physicians have an option of treating patients who develop pneumonia with antibiotics. However, strains of S. pneumonia that are resistant to several classes of antibiotics have been isolated with increasing frequency over the past few years. With increased antibiotic resistance, the option of using antibiotics may not be as effective, and physicians are moving towards prevention as a therapeutic choice. As a result there is an urgent need for a more effective and safe pneumococcal vaccine for the elderly.

S. pneumoniae also causes half of childhood otitis media, the most frequent reason (one out of three) for visits to pediatricians. In some developing countries, pneumococcal pneumonia kills approximately 10% of the children under the age of five, making it the single leading cause of death. Compared to the elderly, a smaller number of S. pneumonia serotypes is responsible for most of the disease seen in children.
Development efforts are underway by several companies to improve the immune response to S. pneumoniae capsular polysaccharides by conjugating the polysaccharides to immunogenic carrier proteins. This approach was used in developing the successful Hib (Hemophilus influenzae type b) vaccines. The companies developing conjugate vaccines have chosen to focus on the ten or eleven strains most prevalent in infants and young children.

A different approach is required for development or an improved
S. pneumoniae vaccine for the elderly. The pediatric conjugate vaccine, if successfully developed, would likely not be appropriate for immunization of adults and the elderly because it would address only the limited number of strains that are problematic in children rather than the broader range required in the elderly. It would also be difficult to include all 23 of the strains in the currently available vaccine as conjugates because of the overall manufacturing expense and cumulative mass of the conjugated components. There is also some evidence that conjugation does not improve the performance of polysaccharide vaccines in the elderly.

In animal studies Aquila scientists have shown that the use of Quilimmune-P(TM), which contains 23 different capsular polysaccharides and QS-21, improves the immune response over that seen with the current approved vaccine. For instance, many polysaccharides to which mice do not typically respond become immunogenic with Quilimmune-P(TM). In addition, antibody titers to many strains increase. The effect may make the use of a lower antigen dose feasible, which could make the product less expensive and also reduce side effects. Finally, mice re-vaccinated with Quilimmune-P(TM) experience a booster effect for many strains, a response not seen with existing vaccines. This effect may allow the administration of periodic booster shots to maintain immunity levels.

Aquila has completed a Phase I clinical trial in healthy young or middle aged adult volunteers. The study was carried out in collaboration with and supported by the National Institutes of Health (NIH). The primary end point of the study was to evaluate safety; a secondary goal was to evaluate immune responses. The study was designed as a dose response study, evaluating several different dosage levels of the polysaccharide antigens and adjuvant. The control group received the marketed vaccine.

Quilimmune-P(TM) was generally well tolerated after intramuscular injection. Transient pain on injection was seen in some subjects but in most cases the pain was mild or moderate. Otherwise, local and systemic reactogenicity was infrequent and similar to the control licensed product. No serious adverse events or clinically significant abnormal laboratory values were encountered in any study subject.

Quilimmune-P(TM) was immunogenic in all subjects in a fashion similar to the control recipients. This included subjects who received Quilimmune-P(TM) formulated with lower than normal doses of antigen. Because healthy adults, not elderly people, were used as subjects for the study, these results were expected. The small number of subjects in each of the groups limited the Company's ability to draw conclusions about the relative immunogenicity of the different formulations. However, formulations of Quilimmune-P(TM) containing a full dose of pneumococcal polysaccharides induced a higher level of total IgG and nasal wash IgA for some but not all polysaccharide types than the control vaccine.

In Phase II studies which began recently, Aquila is evaluating Quilimmune-P(TM) formulations that were shown to be well tolerated in Phase I studies. This study will be a prospective, randomized, double blind comparison of Quilimmune-P(TM) to the currently licensed vaccine product in an elderly population, the target population for the product. The study is expected to involve about 400 subjects with clinical endpoints of safety, quality and quantity of the immune response.

Quilvax-M(TM) for the Control of Bovine Mastitis

Bovine Mastitis is an inflammation of a dairy cow's udder. Two pathogens cause the vast majority of infections resulting in mastitis: Staphylococcus aureus ("S. aureus") and Escherichia coli ("E. coli"). Mastitis is the most costly disease affecting the dairy industry. The economic impact in the United States of bovine mastitis is estimated to be between $1-2 billion per year. According to the National Mastitis Council, the value of the losses per cow per year are $184 (there are about 9.5 million dairy cows in the U.S.). The principal losses occur from reduced milk production, from milk that is of poor quality and thus has a lower economic value, from milk which has to be discarded, and from animal replacement costs. Many times when an animal develops mastitis, it is simply culled from the herd. There are also extra labor costs, treatment, and veterinary services to cope with this disease.

There are a number of bovine mastitis vaccines on the market, but these are directed towards E. coli only. Aquila's Quilvax-M(TM) bovine mastitis product is bivalent, containing antigens for both
S. aureus and E. coli, and is expected to provide broader control of mastitis.

The S. aureus component of Quilvax-M(TM) is based on a patented cell surface protein from S. aureus called fibronectin binding protein. Fibronectin binding protein is primarily responsible for attachment of S. aureus to host tissue, in this case the epithelium of the bovine mammary gland. It is believed that this attachment is a critical step in the disease process and results in the inflammation and tissue destruction that characterizes mastitis. In the Company's Quilvax-M(TM) program, fibronectin binding protein is used as the target antigen for development of a beneficial immune response. Antibodies directed against fibronectin binding protein may block the attachment of S. aureus to mammary gland tissue or play a role in antibody dependent opsonophagocytic activity.

The Company has been making use of the ability to experimentally cause S. aureus mastitis by direct challenge of dairy cattle with bacteria deposited in the mammary gland. In a typical challenge experiment, the response of several groups of animals, both treated and non-treated controls, to a S. aureus challenge are compared. Recent studies indicate that Quilvax-M(TM) is safe and that it reduces the inflammatory response that develops upon infection. Measurement of parameters that determine milk quality and the price dairy producers would receive for their milk indicates that milk from animals vaccinated with Quilvax-M(TM) would have a higher value than that from non-treated controls.

The E. coli portion of Quilvax-M(TM) is modeled after the E. coli mastitis products currently on the market. The marketed products make use of a mutant strain of E. coli that has slightly altered surface carbohydrate structure. Quilvax-M(TM) makes use of a similar
E. coli mutant. Immunogenicity studies in dairy cattle indicate that the amount of anti-E. coli antibody generated by Quilvax-M(TM) is similar to the amount generated by a marketed E. coli mastitis product.

In order to receive authorization from the USDA to market Quilvax-M(TM), the Company must conduct formal efficacy trials for both the
S. aureus and E. coli components of the product. Following successful completion of these studies, a formal safety study using the product on working dairy farms is required. The
Company believes it could add a streptococcal component in a next generation product.

The research and development costs are 50% funded by Virbac.  The
Company has retained exclusive marketing rights in North America.
Virbac has exclusive marketing rights in Europe. The parties share marketing rights in the rest of the world.

Quilimmune-M(TM) for the Control of Malaria

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

Aquila is involved in a number of development programs to develop products to control malaria. One of the programs is a collaboration with SB (see "Corporate Partner Programs").

In addition to this program, Aquila has a collaboration with the World Health Organization (WHO) on another malaria product involving the antigen SPf66. SPf66, a polymerized synthetic peptide developed by Dr. Manuel Patarroyo of the Institute de Inmunologia in Columbia, contains sequences from proteins expressed during several stages of the parasite's life cycle. The antigen has been tested with an alum adjuvant in three large clinical trials in humans. Protection was achieved from malaria in two of the trials in about 30% of the adults and children. In the third trial there was no protection. These mixed results are thought to be the result of several factors: different manufacturing processes were used for the SPf66; the design of the trials was different; the clinical definition of malaria varied between studies; and the study populations were different.

Aquila has investigated the effectiveness of a Quilimmune-M(TM) product containing QS-21 and SPf66. In a study in Aotus monkeys, 57% of the animals were protected from malaria on challenge after vaccination with SPf66 plus QS-21. In this study, a control vaccine of SPf66 alum (the product that was used in the human studies) gave only 25% protection, comparable to the results obtained previously in humans.

A human clinical trial of this malaria product containing SPf66 and QS-21 has been initiated. In this Phase I trial, approximately 90 volunteers enrolled in five groups received the SPf66 product formulated with the QS-21 adjuvant, alum or various doses of QS-21 adjuvant with alum. Treatment with three sequential subcutaneous injections will be used to determine the safety and immunogenicity of the potential product. The study is expected to be completed in approximately twelve months.

Quilvax-FeLV(TM) for the Prevention of Feline Leukemia

Aquila has developed a recombinant subunit vaccine against the feline leukemia virus. The product was approved in 1990 in the U.S. and 1991 in Europe. It is marketed by Virbac in Europe, Australia and Japan under the tradename Leucogen(R) and was marketed by Mallinckrodt Veterinary, Inc. ("MVI") prior to the sale of MVI to SP in the U.S. under the tradename Genetivac(R). Sales to Virbac amount to greater than ten percent (10%) of the Company's total revenues. FeLV(TM) is a highly contagious and commonly fatal disease of cats. Aquila's product was the first recombinant vaccine ever developed against a tumor-causing virus in mammals. A patent covering Quilvax-FeLV(TM) has been issued in the U.S. and a number of other countries.
Aquila manufactures bulk formulated product for the United States and Australian markets, and supplies Virbac with bulk antigen and adjuvant for further manufacture for the European and Japanese markets. The product is the leading FeLV vaccine in Europe, and in a recent independent study was found to be the most effective of three leading FeLV products on the market.

Quilvax-L(TM) for the Prevention of Canine Lyme Disease

Aquila is developing a product for dogs pursuant to a 1991 agreement, currently with SP against Borellia burgdorferi ("Borellia"), the pathogen that causes Lyme disease. There are currently three Lyme disease vaccine products on the market. During 1993-94, Aquila conducted efficacy trials of its canine Lyme disease product using a protocol approved by the USDA. SP has conducted field safety studies and the results are under review at the USDA. Additional safety studies may be required. The Company is unable to predict the timing of or whether this product will reach the marketplace.

Quilimmune-T(TM) for the Prevention of Tick Borne Diseases

Ticks can transmit pathogens that cause a variety of diseases, including Lyme disease, Rocky Mountain Spotted Fever and Babesiosis. In 1991 scientists reported the discovery of a new disease, human granulocytic ehrlichiosis ("HGE"), caused by a microorganism in the genus Ehrlichia transmitted by the bite of the same tick that carries Lyme disease. HGE's flu-like symptoms include fever, headache and muscular aches, as well as joint pain, nausea, vomiting and cough. HGE is believed to have caused several deaths in immune-compromised patients. Aquila scientists were the first to successfully cultivate the HGE organism in tissue culture. Patent applications on infected cell lines, the methods of growing the organism, potential vaccine antigens and their genes, and diagnostic reagents derived from the pathogen have been filed. Aquila has been working with the Centers for Disease Control and Prevention to develop a blood test to be used in epidemiological surveys that will determine how widespread the disease may be. In addition, Aquila Scientists have cloned and characterized genes for the immunodominant protein and immunogenic surface proteins. Aquila's work in HGE may also have applicability for animal health applications. The HGE organism appears to cause illness in dogs.

Corporate Partner Programs

In addition to Aquila's own product development programs, the Company has six corporate partners who have licensed the Stimulon(TM) adjuvants for a variety of human diseases. The six corporate partners are SB, Wyeth-Lederle, PMC, Progenics, VaxGen, and NABI. Three of the world's four largest vaccine manufacturers are partners using Aquila's adjuvants. In return for rights to use Stimulon adjuvants for specific diseases, the corporate partners have agreed to pay Aquila license fees, milestone payments, and royalties on product sales. Aquila has retained worldwide manufacturing rights for QS-21. In addition to corporate partners, the Company has developed a number of academic collaborations to test potential vaccine formulations containing QS-21.

PARTNER/COLLAB. CLINICAL DEVELOPMENT STATUS

                        Research  Preclinical  Phase I  Phase II  Phase III

Melanoma*         (Th)  ---------------------------------------------
HIV-1*            (Pr)  -----------------------------------------
Herpes II         (Th)  ------------------------------------
Hepatitis B       (Th)  ------------------------------------
Malaria*          (Pr)  ------------------------------------
Respiratory Virus (Pr)  -------------------------------
B Cell Lymphona*  (Th)  --------------------------
Colon Cancer*     (Th)  --------------------------
Pancreatic Cancer (Th)  --------------------------
Prostate Cancer*  (Th)  --------------------------
Lung Cancer       (Th)  --------------------------
Breast Cancer     (Th)  --------------------------
HPV               (Th)  --------------------------

*multiple programs, most advanced program shown
Th = Therapeutic; Pr= Prophylatic


    SmithKline Beecham, p.l.c. has licensed QS-21 for a number of different applications. The world's leading manufacturer of hepatitis B vaccine, SB is aggressively marketing its existing portfolio of vaccines, while developing new and improved products. SB has completed a number of Phase I clinical trials of potential products containing QS-21 and is also investigating the use of combinations of different adjuvants. Sales to SB of QS-21 amount to approximately ten percent (10%) of total revenues of the Company.


  SB in collaboration with the Walter Reed Army Institute of Research reported in the New England Journal of Medicine (Stoute et al., NEJM, January 9, 1997, pp. 86-91) results of a Phase I human challenge study involving the testing of a potential malaria product formulated with different adjuvants. The three different product formulations all contained a recombinant circumsporozoite malaria antigen fused to a hepatitis B surface antigen as a carrier protein. The first formulation also contained MPL and alum; the second an emulsion of oil and water; and, the third was formulated with QS-21, MPL and the oil and water emulsion. In the first formulation, with MPL and alum only, there was an immunological response, but following challenge with the malaria parasite after treatment, only one of the seven subjects in this group was protected from malaria. In the second formulation, with the oil and water emulsion, the immune response was much stronger, but in the malaria challenge, only two of seven subjects were protected. In the third product formulation, with the addition of QS-21, the immune response was the highest. Most importantly, the quality of the immune response was significantly different, as six of seven subjects exposed to the challenge with malaria were protected. These results demonstrate that the quality of the immune response is critical. Aquila has been informed that SB is planning further clinical testing of this potential product.

    Pasteur Merieux Connaught has licensed QS-21 for use in its HIV vaccine programs. PMC has ongoing pre-clinical work on two potential HIV products and has started a Phase I clinical trial to evaluate a third HIV vaccine candidate. PMC also licensed QS-21 for use in influenza and completed two clinical trials. Recently PMC elected to continue influenza trials with another company's product and not to incur further development expenses with QS-21. Aquila has exercised its option to cancel this agreement covering PMC's influenza license with QS-21.

    Wyeth-Lederle Vaccines and Pediatrics licensed QS-21 in 1992 for use in five vaccines. Wyeth-Lederle, formed as a result of the acquisition of American Cyanamid by American Home Products, is a leader in pediatric vaccines. Wyeth-Lederle has completed a Phase I clinical trial using QS-21 and continues pre-clinical development of other candidate vaccines.

    Progenics Pharmaceuticals, Inc. licensed QS-21 in 1995 for use in certain therapeutic products for cancer. Progenics' most advanced program involves the use of QS-21 with a ganglioside preparation called GM2 to treat melanoma. Phase I/II clinical trials of this product, which was initially developed by physicians at Memorial Hospital for Cancer and Related Diseases, have been completed, and two pivotal Phase III studies have been initiated. The first of these is being conducted in the U.S. by cooperative cancer research groups supported by the National Cancer Institute. Another trial commenced in 1997 and is being conducted outside the U.S. A third trial is expected to commence in 1998. A second cancer product, GD2, is being developed for the treatment of various cancers. Phase I/II clinical trials commenced in 1996. Aquila has licensed Progenics to use QS-21 in exchange for a license fee, an equity interest in Progenics, and royalties. Progenics recently entered into a collaboration with Bristol-Myers Squibb Company to develop and commercialize GM2 and GD2.

    VaxGen, Inc. (an early stage company whose major corporate shareholder is Genentech, Inc.) has licensed QS-21 for use in its HIV-1 vaccine program. VaxGen has conducted Phase I clinical trials in healthy volunteers with a product formulated with QS-21, under the auspices of the National Institutes of Health.
  This trial was expanded in 1994 after improved neutralizing antibody responses were observed in volunteers receiving products containing QS-21. Some volunteers in this study reported pain on injection. Enrollment in a third trial has just been completed. Volunteers received very low doses of gp120 antigen combined with QS-21 and/or alum. These product formulations were well tolerated and preliminary immunogenicity results are promising.

    NABI has licensed QS-21 for use in production of immunoglobulin for prevention and treatment of gram-negative and gram-positive bacterial infections. NABI is currently evaluating its products in clinical trials without using adjuvants. The Company is uncertain if or when NABI will commence clinical trials using QS-21.

Manufacturing and Scale-up

As part of each Stimulon(TM) adjuvant licensing agreement, the Company has retained the right to be the exclusive supplier of Stimulon(TM) adjuvants. The license agreements stipulate the supply prices, within certain ranges. Pursuant to the license agreements, the Company will also receive royalties on its licensees' product sales.

The Company currently manufactures QS-21 for commercial animal health use and for use in human clinical trials. The Company produces QS-21 with an average batch size sufficient for approximately 200,000 doses. The Company has scaled the critical steps of the process to produce a batch size suitable for large scale commercial production up to 2,000,000 doses.

QS-21 is currently classified by the FDA as a constituent material used in vaccine preparation. As a result, the FDA does not require licensure of facilities used for its manufacture. Aquila believes that classification of QS-21 as a constituent material affords flexibility in the timing of investment in commercial manufacturing facilities. After the safety and effectiveness of QS-21 has been demonstrated, Aquila expects to be in a position to reasonably project the plant capacity and the capital investment required and can adjust the scale of manufacturing as additional products reach the market.

The Company also currently manufactures Quilvax-FeLV(TM) antigen and vaccine, which were licensed for sale in the U.S. by the USDA in 1990 and for European sales in the European Community ("E.C.") in 1991. The Company produces commercial quantities at the 400 L fermentation scale in USDA and E.C. approved facilities. Two additional animal vaccines are under development and will also be manufactured in these facilities. Quilvax-M(TM) for the control of bovine mastitis will begin licensing trials in 1998. Quilvax-L(TM), for prevention of canine lyme disease, has completed licensing trials and has been scaled to commercial quantities.

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

QS-21 and other Adjuvants

Aquila received U.S. Patent No. 5,057,540 in 1991, covering purified QS-21, QS-7 and the other principal fractions of Quillaja saponaria and methods of their use in vaccines. The Company believes that the standard of purity specified in the patent for the saponin fractions is necessary to achieve a safety profile acceptable for human use. CSL International ACN ("CSL") controls certain patents and patent applications covering ISCOMS (immune stimulating complexes) prepared from crude saponin fractions, lipids and various antigens. The Company believes that its products do not infringe CSL's U.S. patent due to process differences and formulation techniques which avoid ISCOM formation. In Europe, CSL has a corresponding pending application with published claims broader than those that issued in the U.S. Although the Company believes that the claims may be narrowed during the European examination, if claims do issue as published they may dominate QS-21 in combination with lipid formulations. In the event patents do issue to CSL or other parties which dominate QS-21, there can be no assurance that Aquila will be able to obtain licenses or obtain such licenses on favorable terms.

CSL and Seed Capital Inc., another company with an interest in ISCOM technology, have filed an opposition with the European Patent Office ("EPO") on the issuance of the QS-21 patent in Europe. A hearing before the EPO is scheduled for October of 1998. The Company has recently received correspondence from CSL claiming that CSL will present information to the EPO prior to the October hearing which will allow CSL to prevail in the opposition, and in addition that it intends to challenge the Company's U.S. patent. The Company has carefully reviewed the prior art with respect to both the European and U.S. patents and does not believe that CSL's claims have merit or are likely to succeed. There can be no assurance, however, that Aquila will prevail in any action taken to attack the validity of its QS-21 patents.

Mastitis

Aquila exclusively licensed from Alfa Laval Agri AB ("Alfa Laval") certain base technology used in the mastitis program. This technology includes patents and patent applications on fibronectin binding proteins from S. aureus, E. coli and S. dysgalactiae. The Alfa Laval license calls for payment of an initial license fee, royalties, and additional license fees as additional patents issue and when Aquila commercializes the vaccines. As part of the joint development agreement with Virbac, Aquila arranged for Alfa Laval to grant a direct license to Virbac in certain territories.

To date seven patents have been issued in the U.S. related to fibronectin binding proteins, the genes that encode these proteins, related synthetic peptides and the use of these materials for treating bovine mastitis. These patents are U.S. Patent Numbers 5,175,096; 5,189,015; 5,320,951; 5,416,021;
5,440,014; 5,571,514 and 5,652,217.

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

Other Patents

Aquila holds U.S. patents on its Quilvax-FeLV(TM) vaccine and on drug delivery compounds. Patents on methods of expressing and purifying proteins made in a baculovirus expression system have issued. Aquila also has a fully paid-up royalty-free license to U.S. Patent No. 4,734,362 and foreign counterparts (protein purification) in the vaccine, therapeutic and related research fields; a fully paid-up royalty-free license to U.S. Patent No. 4,753,873 in the veterinary diagnostic field; and a non-exclusive sublicense to U.S. Patent No. 4,725,669 and U.S. Patent No.
5,068,174 (HIV-gp120-p27) in the vaccine, therapeutic and related research fields.

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

Aquila is aware of certain programs and products under development by others which may compete with its programs and products. Several companies, including Ribi, Corixa Corporation,
Virus Research Institute and Chiron Corporation, are developing adjuvants.

Merck Laboratories, Wyeth-Lederle, SB, PMC and possibly others are in human clinical trials with conjugate pneumococcal vaccines for the pediatric market, and have existing non-adjuvanted products on the market. Several companies market mastitis vaccines for infections caused by E. coli, but these vaccines do not protect against staphylococcal or streptococcal infections. The existence of products developed by these and other competitors, or other products of which Aquila is not aware or which may be developed in the future, may adversely affect the marketability of products developed by Aquila.

At least two of Aquila's adjuvant licensees are also licensees of Ribi for certain diseases. The USDA has licensed three canine
Lyme disease vaccines. PMC and SB have completed successful human trials with Lyme disease vaccines.

Government Regulation

The FDA, the USDA, the Environmental Protection Agency, and comparable state and other agencies, including those in foreign countries, impose requirements governing the development, manufacture and marketing of certain of Aquila's products and products under development. The regulatory process can take several years, involves lengthy and detailed laboratory and clinical testing, and requires substantial expenditures. U.S. Government user fee legislation has recently been approved by Congress and signed into law, which is expected to further reduce review times at FDA. Human biologicals and pharmaceuticals, including vaccines, typically require three stages of clinical trials: Phase I to determine the preliminary safety of the product; Phase II, during which the efficacy of the product is preliminary assessed and treatment regimens refined; and Phase III (sometimes referred to as "pivotal trials") during which final safety and efficacy data are generated. Regulatory approval is required prior to commencement of initial clinical trials. The clinical data, together with comprehensive manufacturing and facility information, is filed with the FDA in a Product License Application (PLA) and an Establishment License Application (ELA), or in certain cases as a Biologics License Application (BLA), on which the regulatory agencies base their approval decisions. In some instances, particularly in cases of life-threatening diseases for which there is no effective treatment, the clinical trial phases may be combined, or approval may be sought after completion of an expanded Phase II trial.

Because QS-21 is currently classified by the FDA as a constituent material used in drug preparation, the FDA does not require licensure of facilities used in its manufacture. Aquila believes that this affords flexibility on investment in commercial manufacturing facilities. Aquila has filed Biologics Master Files for QS-21 with the FDA, which its licensees can reference as part of their own PLAs as they seek FDA approval.

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

Human Resources

As of February 10, 1998, Aquila employed 57 full-time employees. The employees are not represented by any labor unions, and the Company considers its relations with those employees to be good. Aquila's scientific staff has expertise in many relevant areas and these internal resources are augmented by consulting agreements with research scientists located at various academic institutions and commercial organizations.

Scientific Advisory Board

Aquila's Scientific Advisory Board consists of six individuals with recognized expertise in immunology and oncology. The Scientific Advisory Board meets from time to time to discuss matters relating to the Company's current and long-term scientific planning and research and development, and the individual members are available for consultation on an informal basis. All members of the Scientific Advisory Board are employed by academic institutions, and may have commitments or consulting or advisory obligations to other entities that may limit their availability to Aquila. These entities may be competitors of Aquila. In certain circumstances, the academic institutions which employ the Scientific Advisory Board members may assert ownership rights to inventions or other technology that may result from advice provided to Aquila by such members. In such circumstances, Aquila could seek to negotiate licenses to such inventions or technology, but there can be no assurance that the Company would be able to obtain such licenses on commercially reasonable terms. No members of the Scientific Board are expected to devote more than a small portion of their time to Aquila's business.

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

     Arthur I. Hurwitz, D.V.M., Ph.D.
     Independent Consultant
     350 Westview Ave.
     Leonia, NJ  07605

     Takis S. Papas, Ph.D.
     Director, Center for Molecular and Structural Biology and
     Professor of Medicine
     CMSB/Hollings Oncology Center
     Medical University of South Carolina

     Richard J. Whitley, M.D.
     Professor of Pediatrics
     University of Alabama at Birmingham
     Children's Hospital

Item 2.  Properties

Aquila's operations are conducted in a leased manufacturing, research and office facility in Worcester, Massachusetts under a lease which has been extended until the earlier of twenty (20) days from receipt by the Company of a notice of the sale of the property or July 31, 1998. The Company expects to relocate to new leased facilities in Framingham, Massachusetts in 1998. In November 1997, the Company completed the sale of its real estate in Rockville, Maryland which had been leased to third parties.

Item 3.  Legal Proceedings

Deloitte & Touche, LLP ("Deloitte") appealed the United States Bankruptcy Court's July 18, 1996 order confirming the Plan of Reorganization (the "Plan") of Cambridge Biotech Corporation ("CBC"), the Company's predecessor. Deloitte contests the right of counsel to Class 5 claimants to bring an action against Deloitte on behalf of CBC as provided in the Plan. The United States District Court for the District of Massachusetts (the "District Court") granted the motion of the Company (which was substituted for CBC as appellee in the appeal) to dismiss this appeal on the grounds that, among other things, the Plan has been consummated. Deloitte has brought a further appeal to the U.S. Court of Appeals for the First Circuit of the District Court's dismissal order.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders of Aquila during the fourth quarter of the fiscal year ended
December 31, 1997.

Item 4A. Executive Officers of the Registrant.

The following is a list of management of the Company, their ages, positions, offices and business experience, as of February 1, 1998:

     Alison Taunton-Rigby, Ph.D., 53, has served as President, Chief Executive Officer and Director since March of 1996. Dr. Taunton-Rigby served as President and Chief Executive
     Officer and a member of the Board of Directors of the Company's predecessor, Cambridge Biotech Corporation ("CBC") from April 1995 until October of 1996. From 1993 to 1994, she served as President and Chief Executive Officer of Mitotix, Inc., a biopharmaceutical company. Prior to joining Mitotix, Dr. Taunton-Rigby was Senior Vice
     President, Biotherapeutics, of Genzyme Corporation, where she had overall responsibility for Genzyme's biotherapeutics business. Dr. Taunton-Rigby is a member of the Board of Directors of BIO, the national trade organization, where she is also Chair of the Emerging Companies section. She is also a member of the Board of Directors and a past President of the Massachusetts Biotech Council, the trade organization representing Massachusetts biotechnology companies. Dr. Taunton-Rigby received her doctorate in Chemistry from the University of Bristol in England, and is a graduate of the Advanced Management Program of the Harvard Business School.
     She is a director of the CML Group, a specialty retailer, and of Synaptic Pharmaceutical Corporation. She is also a member of the Bentley College Ethics Board.

     Gerald A. Beltz, Ph.D., 46, serves as Senior Vice President of Research and Development of the Company. Dr. Beltz served as Vice President of Research and Development of CBC from 1993 to 1996. For ten years prior to assuming these positions, Dr. Beltz held various scientific positions with CBC. Dr. Beltz was responsible for the initial development of Aquila's FeLV feline leukemia vaccine and CBC's HIV-1 diagnostic assays, and is the lead inventor on the patents covering these products. Dr. Beltz received his B.S. from Beloit College, his M.A. and Ph.D. from Princeton University, and did his post-doctoral work at Harvard University.

     Deborah B. Grabbe, 46, is Vice President of Manufacturing Operations of the Company. Ms. Grabbe served as Vice President of Manufacturing Operations for CBC from 1995 until 1996. She was Vice President of Regulatory Affairs and Product Quality for CBC from 1993 to 1994. Prior to joining CBC in 1993, Ms. Grabbe was Director of Regulatory and Clinical Affairs and Director of Product Support for Behring Diagnostics, Inc. From 1987 to 1988 she was Vice President of Operations at Biotechnica Diagnostics, Inc.
     Ms. Grabbe holds a B.A. from Oberlin College and an M.S. from John A. Burns School of Medicine, University of Hawaii.

     Robert B. Kammer, M.D., 57, is Vice President of Medical Affairs for the Company. Dr. Kammer served as Vice President of Medical Affairs for CBC from 1993 until 1996. From 1988 to 1993, Dr. Kammer was employed at Schering-Plough Corporation as Director, Anti-Infective Clinical Research. Before joining Schering-Plough, Dr. Kammer worked at Lilly Research Laboratories. Dr. Kammer received his B.A. and M.D. degrees from the University of Iowa and did his internship, residency and fellowship at the Medical College of Virginia.

     Thomas H. Kelly, Jr., 46 is Vice President of Administration for the Company. Mr. Kelly served as Director of Administration and Human Resources for CBC and the Company from 1995 until 1997. He was manager of Human Resources from 1991 until 1995. Prior to joining the Company, Mr. Kelly held Human Resources positions with Fidelity Investments, Serono Laboratories and Peat Marwick. Mr. Kelly holds an A.B. from Boston College and an M.B.A. from Babson College.

     James L. Warren, 52, joined Aquila in January of 1998 as Vice President of Finance, Chief Financial Officer and Treasurer. From 1991 to January 1998, Mr. Warren was Vice President and Corporate Controller of Genzyme Corporation, a multinational biotechnology and health care products company. From 1984 to 1991, Mr. Warren was Vice President of Finance and Administration of Itek Graphics Corporation, Composition Systems Division, a supplier of composition software systems. Mr. Warren holds a B.S. from the University of Tennessee and an M.B.A. from Boston University.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

The Company's stock trades on the over-the-counter market and prices are quoted on the NASDAQ National Market System ("Nasdaq") under the symbol AQLA. For the last quarter of 1996 and 1997, the following table sets forth the high and low sale or bid prices for the Company's Stock as reported by Nasdaq. The prices reported through the third quarter of 1996 represent bid prices for transactions reported by brokers on the "OTC Bulletin Board" and in the so called "pink sheets", and reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The prices reported through the third quarter of 1996 represent transactions in the stock of CBC - restated to give effect of an exchange of CBC stock at a ratio of one share of Aquila for each 7.569 shares of CBC. Aquila's stock was deemed registered pursuant to Rule 12g-3(a) under the Securities
Exchange Act of 1934 in October 1996 and began trading on Nasdaq on October 24, 1996. As of March 13, 1998, there were 4,221 holders of record of Aquila's Common Stock.

                            1997                1996
           Quarter       High    Low          High    Low

           1st          $ 7.50   $ 5.00       $12.31  $ 2.81
           2nd          $ 6.38   $ 3.75       $ 9.44  $ 3.75
           3rd          $ 5.75   $ 4.63       $ 6.13  $ 2.63
           4th          $ 5.25   $ 4.06       $ 6.75  $ 3.25


Item 6.  Selected Financial Data

                 Aquila Biopharmaceuticals, Inc.
                For the years ended December 31,
         (Dollars in thousands except per share amounts)

                                1997      1996     1995      1994
     Total revenues         $   6,928   $ 6,573  $ 5,728   $ 5,010
     Total expenses           (10,564)  (11,745) (12,242)  (16,109)
     Other income               4,370     5,777    2,162       360
     Total reorganization
       items (1)                   --    (1,715)    (813)     (869)
                               ------   -------   ------    ------
     Income/(loss)
      continuing operations       734   (1,110)    (5,165)  (11,608)
     Income/(loss) discontinued
      operations (2)              191    9,109        223   (10,668)
     Income/(loss) before
      extraordinary loss (3)      925     7,999    (4,942)  (22,276)
     Extraordinary loss            --   (2,039)        --         --
                               ------    ------    ------     ------
     Net Income/(loss)     $      925  $  5,960 $ (4,942) $ (22,276)
                               ======    ======   ======     ======

Net Income/(loss) per
  weighted average
  number of common
  shares (diluted) (4)

  Continuing operations     $    0.14  $  (0.30) $ (1.50)  $  (3.40)

At year end:
-----------
  Cash and marketable
    securities (5)          $  16,897  $ 17,675  $ 7,072   $  8,538
  Working capital           $  16,029  $ 16,157  $ 7,977   $  8,886
  Total assets              $  20,667  $ 26,312  $23,045   $ 28,503
  Long term notes payable   $     139  $  4,056  $    --   $     --
  Total long term
    obligations             $     364  $  4,281  $12,168   $ 12,413
  Stockholder's equity      $  17,887  $ 16,917  $ 3,946   $  8,668


There were no cash dividends paid.
____________
(1) The Company recorded professional fee expense of $2.1 million, $1.2 million and $0.6 million, and interest earned on cash resulting from Chapter 11 proceedings of $0.4 million, $0.4 million and $0.1 million in 1996, 1995 and 1994 respectively. In 1994, the Company recorded $0.4 million as a provision for rejected executory contracts.

(2) In 1996, the Company sold the enterics diagnostics business for $5.7 million and the retroviral diagnostic business for $6.5 million, recording a combined gain of $7.6 million. In 1997, a gain of $0.2 million was recorded on the sale of inventory from these businesses. The Company's income from these businesses was $1.5 million and $0.2 million in 1996 and 1995, respectively. In 1994, the Company recorded a loss from operations of $3.2 million and a loss of $7.5 million on the sale of its Irish subsidiary.

(3) The Company recorded an extraordinary loss of $2.0 million in 1996 upon its reorganization and emergence from Chapter 11 bankruptcy for issuance of shares valued at $5.6 million in settlement of a shareholder class action suit offset by forgiveness of debt of $3.8 million on pre-petition liabilities.

(4) Per share amounts have been restated to reflect adoption of SFAS 128 (see note 2 to the financial statements).

(5) Cash and investments balances reflect proceeds from the sale in 1996 of the Company's diagnostic businesses for a combined $12.2 million proceeds, a paid up license fee of $3.3 million, and in 1997, net cash proceeds from the sale of the Company's Rockville, Maryland property of $2.0 million.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

This discussion contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the expectations of Aquila's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties such as general economic conditions; risks in product and technology development; delays in the regulatory process; difficulties in obtaining raw materials for the Company's products; failure of corporate partners to commercialize successfully products using the Company's technology; competition; the costs of acquiring additional technology; failure to obtain additional funding for planned activities; and other risks and uncertainties identified in this report on Form 10-K and in Aquila's Security and Exchange Commission filings and the exhibits thereto.

Results of Operations.

The operating results of Aquila reflect its biopharmaceutical business. The businesses operated by Aquila's predecessor, CBC, are presented as Discontinued Operations in the Statements of Operations.

1997 Compared to 1996

Revenues

Total revenues for 1997 were $6.9 million, an increase of 5% over 1996. Product revenues were $1.3 million, an increase of 48%
over 1996. Revenues from research and development were $5.6 million for 1997, a decrease of 1% from 1996.

Product revenues in 1997 increased as a result of a price increase and higher unit sales of the Company's animal health product to the Company's primary marketing partner, Virbac S.A.

Revenues from research and development for 1997 decreased due to the completion of NIH contracts in 1996 offset by increased shipments of the Company's proprietary Stimulon(TM) adjuvant, QS-21, for use in clinical trials being conducted by the Company's research partners. One of the partners paid $3.5 million in each of 1997 and 1996 to maintain its license for use of QS-21. In addition, the Company received $1.1 million in contract revenues from its bovine mastitis development partner compared to $1.2 million in 1996. The Company may experience lower future license fee revenues due primarily to the completion of agreements with its partners, one of which made a final payment in January 1998 described in "Subsequent Events".

Costs and Operating Expenses

Cost of sales was 78% and 165% in 1997 and 1996, respectively, with the improvement resulting primarily from volume generated operating efficiencies and to a price increase in one product.

Research and development expenses for 1997 were $5.0 million, a decrease of 4% from 1996. The decrease was due to lower spending under contractual agreements with third parties for outside research studies in the Company's bovine mastitis program.

General and administrative spending in 1997 was $4.5 million, a decrease of 10% from 1996 due to a lower level of employment and to the reduction in legal fees incurred in connection with the Company's reorganization completed in 1996.

Other Income

Other income in 1997 was $4.4 million, a decrease of 24% from 1996. In 1997, the Company recognized a $2.3 million gain on the sale of its Rockville, Maryland real estate. In 1996, the Company received a $3.3 million license fee payment for technology subsequently sold and $0.5 million in exchange for the Company's interest in a joint venture. Royalty income, which is derived from agreements related primarily to discontinued operations, declined to $0.9 million in 1997 from $1.4 million in 1996.

1996 Compared to 1995

Revenues

Total revenues for 1996 were $6.6 million, an increase of 15% over 1995. Product revenues were $0.9 million, an increase of 61% over 1995. Revenues from research and development were $5.7 million for 1996, an increase of 10% from 1995.

Product revenues in 1996 increased as a result of higher unit sales of the Company's animal health product to the Company's marketing partner, Virbac S.A.

Revenues from research and development for 1996 increased 10% due to increased shipments of the Company's proprietary Stimulon(TM) adjuvant, QS-21, for use in clinical trials being conducted by the Company's research partners, one of which paid $3.5 million in each of 1996 and 1995 to maintain its license for use of QS-
21. In 1996 the Company received $1.2 million in contract revenues from its bovine mastitis development partner, compared to $0.4 million in 1995.

Costs and Operating Expenses

Cost of sales was 165% and 174% of product sales in 1996 and 1995, respectively, the improvement resulting primarily from improved operating efficiencies in manufacturing.

Research and development expenses for 1996 were $5.3 million compared to $5.8 million, a decrease of 10% from 1995. The decrease was attributable to expenses recognized in 1995 related to a milestone obligation on certain technology licensed by the Company.

General and administrative spending in 1996 was $5 million, a decrease of 8% from 1995 primarily due to a lower level of employment.

Other Income

Other income in 1996 was $5.8 million, an increase of 167% from 1995. The increase was due to income from a paid-up license fee of $3.3 million from a third party and a $0.5 million payment in exchange for the Company's interest in a joint venture. Both of these payments were nonrecurring transactions. Royalty income in 1996 was $1.4 million compared to $1.6 million in 1995.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations or (2) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distribution of owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS No. 130 will have no impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Implementation of SFAS No. 131 will have no effect on the Company's financial position or results of operations. The Company is assessing the financial disclosure statement footnote impact of SFAS No. 131.

Liquidity and Capital Resources

At December 31, 1997 Aquila had cash, cash equivalents and marketable securities of $16.9 million compared with $17.7 million at the end of 1996.

In 1997, marketable securities increased by $1.0 million while cash and cash equivalents ("cash") declined $1.8 million. Operating activities in 1997 required $3.0 million. Investing activities generated cash from the sale of property of $6.1 million while financing activities reflected the cash payment of $4.2 million to repay the mortgage on the property sold.

In 1996, cash increased by $2.3 million. Operating activities required cash of $1.1 million. Investing activities provided $3.4 million due to the sale of the diagnostic businesses for a combined $12.2 million with investment of $8.6 million of the proceeds. Financing activities in 1996 were virtually nil.

In 1995, cash decreased by $1.7 million. Operating activities required $0.9 million due to deferred revenue of $4.1 million with working capital providing $3.2 million. Investing activities required $0.8 million of which $0.6 million was for capital expenditures for manufacturing capacity while as in 1996, financing activities were virtually nil.

Aquila currently occupies an office, research and manufacturing facility under a lease which was extended to the earlier of 20 days from receipt by the Company of a notice of the sale of the property or July 31, 1998. The Company plans to move to a new leased facility in Framingham, Massachusetts in 1998. There can be no assurance that the new facility will be ready for occupancy at the end of the existing lease or that the Company will be able to obtain another extension of the existing lease. The Company plans to make capital expenditures of $3 - $4 million to make the new facility ready for use and expects to borrow the required funds. There can be no assurance that financing will be obtained on terms acceptable to the Company, and that the Company will not have to expend its cash to pay some or all of such expenses.

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is implementing its plan to resolve the issue. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with relatively minor modifications to existing software and conversion to new financial software in early 1998, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

Aquila expects that its available cash, investments, cash flow from research contracts and product sales will be sufficient to finance its planned operations and capital requirements for the next two years. Thereafter, Aquila must raise significant additional capital in order to continue operations at current levels and to complete the commercialization of its proprietary programs. Capital requirements could differ materially from those currently anticipated by management. There can be no assurance that Aquila will be successful in raising additional capital.

Subsequent Events

In January 1998, Aquila received the final payment of $3.0 million under a license agreement for the use of the Company's proprietary Stimulon(TM) adjuvant, QS-21, in numerous vaccines.

In February 1998, Aquila completed a private placement of 769,000 shares of Common Stock receiving proceeds of approximately $3.6 million. Proceeds from the sale will be used for general corporate purposes.

Item 8.  Financial Statements and Supplementary Data

The financial statements filed as part of this Annual Report on Form 10-K are listed under Item 14 below.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors", to be filed pursuant to Regulation 14A, in connection with the 1998 Annual Meeting of Shareholders. Information concerning executive officers of the Registrant is included in Part I of this Report as Item 4A - Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors - Executive
Compensation", to be filed pursuant to Regulation 14A, in connection with the 1998 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors - Security Ownership of Certain Beneficial Owners and Management", to be filed pursuant to Regulation 14A in connection with the 1998 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors", to be filed pursuant to Regulation 14A in connection with the 1998 Annual
Meeting of Shareholders.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

     (a)  1.   Financial Statements.

     The following documents are filed as part of this report:

          i.   Report of Independent Auditors.

         ii. Statements of Operations for each of the three years in the period ended December 31, 1997.

          iii. Balance Sheets as of December 31, 1997 and 1996

          iv. Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

          v. Statements of Shareholders' Equity for each of the three years in the period ended December
               31, 1997.

          vi.  Notes to Financial Statements.

          2.   Financial Statement Schedules.

               None required.

          3.   Exhibits.

           2.   Confirmed Reorganization Plan
               (consisting of Reorganization Plan, dated May 20, 1996, and modification date of July 15, 1996) (incorporated by reference to Exhibit 2 to current report on Form 8-K, dated July 18, 1996, File No. 0-12081).

          3.1  Amended and Restate Certificate of
               Incorporation, effective July 25, 1996
               (incorporated by reference to Exhibit 2 to Form 8-
               K, dated July 18, 1996, File No. 0-12081).

          3.2  Certificate of Amendment of Amended and
               Restated Certificate of Incorporation, effective March 24, 1997 (incorporated by reference to
               Exhibit 3.2 to Annual Report on Form 10-K for fiscal year ended December 31, 1996, File No. 0-12081).

          3.3  By-laws (incorporated by reference to
               Exhibit 2 to Form 8-K, dated July 18, 1996, File
               No. 0-12081).

          4.1 Specimen Certificate representing common stock of the Company Incorporated by reference to
               Exhibit 4.1 to From 8-K, dated October 21, 1996,
               File No. 0-12081).

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

     *10.1.1   Amendment to Agreement with Virbac
               Laboratories, S.A. (incorporated by reference to Exhibit 10.10.1 to Annual Report on Form 10-K for fiscal year ended December 31, 1988, File No. 0-
               12081).

     *10.2     Lease for Worcester Massachusetts
               facility (incorporated by reference to Exhibit 10.
               13 to Annual Report on Form 10-K for fiscal year ended December 31, 1986, File No. 0-12081).

     10.2.1    Amendment to Lease Agreement for
               Worcester Massachusetts facility (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for fiscal year ended December 31, 1992,
               File No. 0-12801).

     *10.3     License, Development and Supply
               Agreement with SmithKline Beecham, p.l.c., dated as of September 11, 1992, as amended by Agreement dated as of March 31, 1993 (incorporated by reference to Exhibit 10-17 to Annual Report of Form 10-K for fiscal year ended December 31, 1992, File No. 0-12081).

     tm10.4    Employment Agreement with Alison
               Taunton-Rigby, dated April 6, 1995 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for fiscal year ended December 31, 1995,
               File No. 01-12081).

     tm10.5    Employment Agreement with Gerald A.
               Beltz, dated August 21, 1995 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for fiscal year ended December 31, 1995,
               File No. 01-12081).

     tm10.6    Employment Agreement with Deborah
               Blackburn Grabbe, dated August 21, 1995
               (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for fiscal year ended
               December 31, 1995, File No. 01-12081).

     tm10.7    Employment Agreement with Robert B.
               Kammer, dated August 21, 1995 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for fiscal year ended December 31, 1995,
               File No. 01-12081).

     tm10.8    Employment Agreement with Stephen
               J. DiPalma, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to Annual Report on Form
               10-K for fiscal year ended December 31, 1996, File
               No. 01-12081).

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

     10.11     1996 Stock Award and Option Plan
               (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for fiscal year ended
               December 31, 1996, File No. 01-12081).

     10.12     1996 Directors Stock Award and
               Option Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for fiscal year ended December 31, 1996, File No.
               01-12081).

     10.13     1996 Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for fiscal year ended
               December 31, 1996, File No. 01-12081).

    tm10.14    1996 Employee Retention
               Agreement (incorporated by reference to
               Exhibit 10.2 to Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1997, File No.
               01-12081).

   tmo10.15    Employment Agreement with James L.
               Warren, dated January 17, 1998.

          o11. Computation of Earnings Per Share.

          o23.1  Consent of Independent Accountants.

          o27. Financial Data Schedule.

     (b)  Reports on Form 8-K filed in the last quarter of 1996.

          None.
____________________________
o    Filed herewith as part of this Annual Report on Form 10-K
*    Confidential treatment previously granted.
tm   Management contract or compensatory plan.


Report of Independent Accountants

We have audited the accompanying balance sheets of Aquila Biopharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquila Biopharmaceuticals, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        /s/ Coopers & Lybrand
                                        Coopers & Lybrand L.L.P.
                                        Boston, Massachusetts
                                        February 25, 1998


                 AQUILA BIOPHARMACEUTICALS, INC.

                    Statements of Operations
                For the Years Ended December 31,

                                     1997              1996              1995
Revenue:
     Product Sales            $  1,319,260      $    890,180       $   553,846
     Research and development    5,608,977         5,682,932         5,173,870
                              ------------      ------------       -----------
                                6,928,237         6,573,112         5,727,716
Cost and expenses:
     Cost of Sales               1,023,268         1,467,820           960,943
     Research and development    5,019,775         5,250,502         5,826,429
     General and administrative  4,521,035         5,027,190         5,454,835
                              ------------      ------------       -----------
                                10,564,078        11,745,512        12,242,207
                              ------------      ------------       -----------
Other income, net
   (Notes 6 and 14)              4,370,107         5,777,032         2,162,396
                              ------------      ------------       -----------
Income/(loss) from continuing
   operations before
   reorganization items and
   income tax benefit              734,266           604,632        (4,352,095)

Reorganization items (Note 1):
     Professional fees                 --         (2,109,050)       (1,200,188)
     Interest earned on
       accumulated cash resulting
       from Chapter 11 proceedings     --            394,272           387,407
                                ----------        -----------       ----------
     Total reorganization items        --         (1,714,778)         (812,781)
                                ----------        -----------       ----------
Income/(loss) from continuing
    operations                     734,266        (1,110,146)       (5,164,876)

Discontinued operations (Note 3):
     Income from operations             --         1,452,810           223,330
     Gain on sale                  191,250         7,656,683                --
                                ----------        ----------         ---------
Income/(loss) before
  extraordinary loss               925,516         7,999,347        (4,941,546)

Extraordinary loss on
  reorganization (Note 12)              --        (2,039,816)               --
                                ----------        ----------         ---------
Net Income/(loss)              $   925,516    $    5,959,531      $ (4,941,546)
                                ==========        ==========         =========
Income/(loss) per weighted average
     number of common shares:
Basic earnings per share:
     Income/(loss) from
      continuing operations    $       .15    $        (0.30)     $      (1.50)
     Net Income/loss)          $       .18    $         1.60      $      (1.44)
Diluted earnings per share:
     Income/(loss) from
      continuing operations    $       .14    $        (0.30)     $      (1.50)
     Net Income/(loss)         $       .18    $         1.60      $      (1.44)

Weighted average number of common
     shares outstanding:  Basic  5,003,703         3,717,441         3,442,305
                         Diluted 5,141,815         3,717,441         3,442,305

 The accompanying notes are an integral part of these financial statements.

                 AQUILA BIOPHARMACEUTICALS, INC.
                         Balance Sheets
                       As of December 31,

                                                 1997                   1996
Assets
Current Assets:
     Cash and cash equivalents                $7,352,450            $9,112,091
     Marketable securities (Notes 2 and 4)     8,551,591             8,562,730
     Accounts receivable - trade
      (less allowance for doubtful accounts
      of $77,698 and $178,565, respectively)   1,253,145             1,545,612
     Other receivables                           372,000               820,307
     Inventories (Note 5)                        678,591               451,074
     Prepaid expenses and other current assets   237,973               778,927
                                              ----------            ----------
     Total current assets                     18,445,750            21,270,741
Marketable securities (Notes 2 and 4)            993,151                    --
Investments (Note 6)                             394,500               394,500
Property, Plant, and Equipment, Net (Note 7)     613,730             4,308,457
Patents and Purchased Technology, Net (Note 8)   199,418               295,620
Other Assets                                      20,912                43,032
                                             -----------           -----------
Total Assets                                 $20,667,461           $26,312,350
                                             ===========           ===========

Liabilities & Shareholders' Equity
Current Liabilities:
     Accounts Payable                        $   289,952           $   943,924
     Accrued Royalties                           149,572               642,959
     Accrued professional fees                   177,500               383,557
     Other accrued expenses (Note 9)           1,730,716             2,097,326
     Deferred revenue (Note 19)                       --               917,600
     Current maturities of long-term debt
        (Note 10)                                 69,339               129,103
                                               ---------             ---------
     Total current liabilities                 2,417,079             5,114,469

Deferred Revenue (Note 6)                        225,000               225,000
Long Term Debt (Note 10)                         138,678             4,055,564
                                               ---------             ---------
Total Liabilities                              2,780,757             9,395,033
                                               ---------             ---------
Commitments and Contingencies (Note 15)

Shareholders' Equity (Note 16):
     Preferred stock, authorized:
          5,000,000 shares, none issued               --                    --
     Common stock, par value: $.01 per share,
          authorized:  30,500,000 shares
          issued:  5,007,527 and 5,000,000 shares
          in 1997 and 1996, respectively          50,075                50,000
     Additional paid in capital              127,558,019           127,514,223
     Treasury stock at cost:  10,526 shares      (47,367)              (47,367)
     Accumulated deficit                    (109,674,023)         (110,599,539)
                                            -------------         -------------
Total Shareholders' Equity                    17,886,704            16,917,317
                                            -------------         -------------

Total Liabilities and Shareholders' Equity  $ 20,667,461         $  26,312,350
                                            ============         =============
 The accompanying notes are an integral part of these financial statements.

                 AQUILA BIOPHARMACEUTICALS, INC.
                    Statements of Cash Flows
                For the Years Ended December 31,
                                              1997           1996          1995
Cash Flows From Operating Activities:
Net Income/(loss)                         $  925,516  $   5,959,531 $(4,941,546)
Adjustments to reconcile net income/(loss)
 to net cash used in operating activities:
  Depreciation and amortization              402,555      3,448,192   4,736,689
  Provision (recovery) for doubtful accounts (25,000)        50,000      61,065
  Non cash compensation expense               10,000         50,000     219,381
  Gain on sale of property, plant
    and equipment                         (2,340,983)            --          --
  Gain on sale of discontinued businesses   (191,250)    (7,423,020)         --
  Loss from bankruptcy consummation               --      2,039,816          --
  Issuance of common shares                   15,871             --          --
  Receipt of investments                          --       (169,500)   (216,162)
  Loss on disposition and write down of
    investments                                   --         11,164     110,586
  Changes in assets and liabilities, net
    of effects of businesses sold:
     Accounts and other receivables          765,774        347,936     143,316
     Inventories                            (448,440)     1,262,592    (402,163)
     Deferred revenue                       (917,600)    (1,780,454) (4,090,520)
     Prepaid and other current assets        540,954        (83,472)    140,830
     Accounts payable and other accrued
       expenses                           (1,720,026)    (1,033,690)  3,349,347
     Settlement of liabilities subject
       to Chapter 11                              --     (3,757,436)         --
     Minority interest                            --         (8,989)      8,989
                                          ----------     ----------    --------
     Net cash used by operating activities(2,982,629)    (1,087,330)   (880,188)
Cash Flows From Investing Activities:
     Purchases of marketable securities  (12,163,261)    (8,562,730)         --
     Proceeds from sale of marketable
       securities                                 --        204,998          --
     Proceeds from maturities of
       marketable securities              11,181,249             --          --
     Other noncurrent assets                  22,120         62,391         368
     Purchases of property, plant and
       equipment                            (371,176)      (309,627)   (593,551)
     Proceeds from the sale of property,
          plant & equipment, net           6,100,583             --          --
     Patents and purchased technology             --       (227,968)   (204,927)
     Proceeds from the sale of discontinued
       businesses                            412,123     12,201,000          --
                                           ---------     ----------    --------
     Net cash (used)/provided by investing
       activities                          5,181,638      3,368,064    (798,110)
Cash Flows From Financing Activities:
     Exercise of stock options                18,000             --          --
     Proceeds from line of credit            208,017             --          --
     Payment on long-term obligations     (4,184,667)       (24,394)     (3,742)
                                        ------------    ----------- ------------
     Net cash used by financing activities(3,958,650)       (24,394)     (3,742)
                                        ------------    ----------- -----------
Net increase/(decrease) in cash and cash
  equivalents                             (1,759,641)     2,256,340  (1,682,040)
                                        ------------    ----------- -----------
Cash and cash equivalents at the
  beginning of the year                    9,112,091      6,855,751   8,537,791
                                        ------------    ----------- -----------
Cash and cash equivalents at the end
  of the period                          $7,352,450     $ 9,112,091 $ 6,855,751
                                         ==========     =========== ===========
Supplemental disclosures:
Income taxes paid/(refunded)             $       --     $     4,231 $        --
Interest paid                               397,776          98,541          --
Stock received for Unearned License Fee          --         225,000          --
Conversion of Chapter 11 liabilities
 into long term debt                             --       4,021,220          --
Stock issued under incentive plan                --         503,055          --
Stock issued to creditors pursuant to
  Reorganization Plan                            --         881,582          --
Stock issued in settlement of class action
  lawsuit                                        --       5,625,000          --

 The accompanying notes are an integral part of these financial statements.


                         AQUILA BIOPHARMACEUTICALS, INC.
                       Statements of Shareholders' Equity
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                Additional
                                          Common Stock           Paid-In      Unearned      Treasury
                                     Shares         Amount       Capital      Compensation     Stock        Deficit        Total

BALANCE, DECEMBER 31, 1994        26,057,006      $260,570    $120,211,479    $(186,844)           0   $(111,617,524)   $ 8,667,681
                                  ----------       -------     -----------     --------     --------    ------------      ---------
Compensation expense recognized           --            --         170,625       48,756           --              --        219,381
Net loss                                  --            --              --           --           --      (4,941,546)    (4,941,546)
                                  ----------       -------     -----------     --------     --------    ------------      ---------
BALANCE, DECEMBER 31, 1995        26,057,006       260,570     120,382,104     (138,088)           0    (116,559,070)     3,945,516
                                  ----------       -------     -----------     --------     --------    ------------      ---------
Stock exchanged with former
  shareholders pursuant to
  Reorganization plan            (22,614,701)     (226,147)        226,147           --           --              --             --
Stock issued in settlement of class
  action shareholder lawsuit       1,250,000        12,500       5,612,500           --           --              --      5,625,000
Stock issued under incentive plan    111,790         1,118         501,937           --           --              --        503,055
Stock issued to creditors pursuant
     to Reorganization plan          195,905         1,959         879,623           --           --              --        881,582
Compensation expense recognized           --            --          50,000           --           --              --         50,000
Forfeiture of discounted stock options    --            --        (138,088)     138,088           --              --             --
Stock held in Treasury related to disputed
     Chapter 11 claim                     --            --              --           --      (47,367)             --        (47,367)
Net income                                --            --              --           --           --       5,959,531      5,959,531
                                  ----------       -------     -----------      -------      --------   ------------     ----------
BALANCE, DECEMBER 31, 1996         5,000,000        50,000     127,514,223            0      (47,367)   (110,599,539)    16,917,317
                                  ----------       -------     -----------      -------      --------   ------------     ----------
Exercises of Options                   4,000            40          17,960           --           --              --         18,000
Stock issued to creditors
 pursuant to Reorganization plan       3,527            35          15,836           --           --              --         15,871
Compensation expense recognized           --            --          10,000           --           --              --         10,000
Net income                                                                                                   925,516        925,516
                                  ----------       -------    ------------   ----------      -------    ------------     ----------
BALANCE, DECEMBER 31, 1997         5,007,527       $50,075    $127,558,019   $        0     $(47,367)  $(109,674,023)   $17,886,704
                                  ==========       =======    ============   ==========      =======    ============     ==========

   The accompanying notes are an integral part of these financial statements.


                 AQUILA BIOPHARMACEUTICALS, INC.

           Notes to Consolidated Financial Statements

1.  Organization and Business

Aquila Biopharmaceuticals, Inc. (the "Company" or "Aquila") is in the business of developing, manufacturing and marketing products that modulate the immune system to control or prevent infectious diseases and cancer. Aquila, organized in 1996 as a Delaware corporation, became the successor to Cambridge Biotech
Corporation ("CBC") pursuant to the terms of a Reorganization
Plan (the "Plan") that was confirmed by the Bankruptcy Court in July 1996 and consummated in October 1996. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

2.   Summary of Significant Accounting Policies

Principles of Consolidation - All of the Company's former subsidiaries, which were Biotech Research Laboratories, Inc.,
FSC, Cambridge Affiliated Corporation, (collectively "the
Subsidiaries"), were disposed of or dissolved by the Company during the period from 1995 through 1996. Results of operations of the Subsidiaries are included in the accompanying financial statements as discontinued operations.

Nature of Operations - The Company develops, manufactures and markets products for modulating the immune system to control or prevent infectious diseases and cancer.

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

Marketable Securities - The Company has classified its marketable securities in accordance with the Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". At
December 31, 1997 and 1996, all marketable were classified as "held to maturity" and carried at amortized cost.

Concentrations of Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The
Company restricts cash investments to financial institutions and corporations with high credit standings. Credit risk on accounts receivable is minimized by the strong financial position of the entities from which accounts receivable are due. Additionally, the Company maintains reserves for potential credit losses.
Write-offs for 1997, 1996 and 1995 were $76,000, $34,000 and
$51,000, respectively. The Company is dependent on one marketing partner for sales of its only commercial product and on corporate collaborators for reimbursement for the supply of its adjuvant for use in their clinical trials and for research revenues (see
Note 20).

Inventories - Inventories are stated at the lower of cost or market. Cost has been determined using standard costs which approximate the first-in, first-out method.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation for financial accounting purposes is computed by the straight-line method over their estimated useful lives. The estimated useful lives of the assets are as follows:


                                               Useful Life
                                               -----------
         Buildings                                      30
         Furniture, fixtures and equipment         3 -  10
         Leasehold and building improvements   Lesser of Useful Life
                                              or the Term of the Lease

Maintenance and repairs are charged to operations as incurred, whereas additions and improvements are capitalized. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

Patents and Purchased Technology - Purchased technology related to the acquisition of assets is recorded at fair market value at acquisition date. Capitalized patent costs include product registrations and costs incurred for the support and protection of existing patents. Purchased technology and patents are amortized on a straight-line basis over periods ranging from three to seven years.

Revenue Recognition - Revenue from product sales is recognized at the time of the product shipment. Revenue from research and development contracts is deferred and recognized over the contractual periods as services are performed or as distinct milestones are met. The initial fee in alliance agreements is recognized as revenue when a definitive agreement is reached and no contingent factors are present.

Research and Development Costs - Research and development costs are charged to operations as incurred.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using current statutory tax rates.

Net Income/(Loss) Per Share - In February 1997, the Financial
Accounting Standards Board ("FASB")issued Statement of Financial
Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per
Share" which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles
Board Opinion No. 15 ("APB 15"), "Earnings per Share" with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully-diluted earnings per share pursuant to APB 15. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997 and has restated all prior periods in its financial statements.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding at year end, which were as follows: 5,003,703 in 1997, 3,717,441 in 1996 and 3,442,305 in
1995.

Diluted earnings per share are based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end, which were as follows: 5,141,815 in 1997, 3,717,441 in 1996 and 3,442,305 in 1995. Weighted-average share figures for 1997 include common stock equivalents of 138,112. Common stock equivalents have been excluded from weighted-average shares in 1996 and 1995 as inclusion would be anti-dilutive. Options to purchase 712,655 shares of common stock in 1996 were outstanding at year end but were not included in the computation of diluted earnings per share because the inclusion would be anti-dilutive. There were no common stock equivalents in 1995. In February 1998, the Company completed the sale of 769,000 shares of the Company's stock (see Note 22).

Basic and diluted earnings per share from discontinued operations were $0.04, $2.45 and $0.06 for 1997, 1996 and 1995, respectively. Basic and diluted earnings per share from the extraordinary items in 1996 were $0.55.

3.   Discontinued Operations

During 1996, the Company disposed of two separate diagnostics businesses encompassing the Company's diagnostic assets and operations. In June, 1996, the enterics business was sold to Meridian Diagnostics, Inc., for approximately $5.7 million in cash. Accordingly, the accompanying financial statements include a gain from the disposal of the enterics business of $5.2 million in 1996 and income from discontinued operations of $0.6 million and $0.4 million in 1996 and 1995, respectively. Net revenue from discontinued operations was $4.7 million and $3.9 million in 1996 and 1995, respectively.

In October, 1996, the Company sold its retroviral diagnostic business to bioMerieux Vitek, Inc. for approximately $6.5 million in cash. Accordingly, the accompanying financial statements include a gain from the disposal of the retroviral business of $0.2 million in 1997 and $2.4 million in 1996. Income from discontinued operations of the retroviral business was $0.9 million in 1996 and a loss from discontinued operations of $0.2 million in 1995. Net revenue from discontinued operations was $0.4 million, $9.8 million and $16.4 million in 1997, 1996 and 1995, respectively.

4.   Marketable Securities

Marketable securities are held at amortized cost, which approximates fair value, based on quoted market prices. At
December 31, 1997, marketable securities consist of corporate debt securities, government-backed obligations, and certificates of deposit. Amortized cost of each is $7.5 million, $1.0 million, and $1.0 million, respectively. Contractual maturities of marketable securities are within 360 days, except for one corporate debt security which has a maturity term of 390 days.
Amortized cost of this security is $1.0 million. At December 31, 1996 marketable securities consisted entirely of commercial paper with maturities of less than 360 days.

5.   Inventories

Inventories consist of the following at December 31:

                                         1997            1996
                                         ----            ----
                                         (Dollars in thousands)
Finished goods                          $ 478           $ 260
Work in process                           127             150
Raw materials and supplies                 74              41
                                          ---             ---
                                        $ 679           $ 451
                                          ===             ===
6.   Investments

During 1996, the Company received 270,000 shares of MicroGeneSys,
Inc. stock as payment for a paid up license and for royalties due and payable under terms of a technology sublicense agreement.
The Company recorded research and development revenue of $0.1 million based upon an estimated fair market value of $.35 per share.

During 1996, the Company received 60,000 shares of restricted
Progenics common stock as partial payment of a license fee subject to the achievement of milestones under a license agreement executed in 1995 between the Company and Progenics.
Based upon an estimated fair market value of $5 per share for Progenics common stock, in 1996 the Company recorded an investment of $0.3 million and deferred revenue of $0.3 million until the achievement of milestones defined in the agreement.
During 1996 the Company recorded revenue of $0.1 million upon the achievement of the first milestone under this agreement. The balance of $0.2 million is included in deferred revenue at December 31, 1997 and 1996.

In August 1996, the Company sold its share of a joint venture with BioNebraska, which had been written off in 1995, for $0.5 million in cash and reported the gain in Other Income.

7.   Property, Plant, and Equipment

Property, plant, and equipment consists of the following at December 31:


                                                 1997           1996
                                                 ----           ----
                                                (Dollars in thousands)
Furniture, fixtures, and equipment             $ 6,191        $ 5,985
Leasehold and building improvements              6,124          5,993
Property leased to others                            -          5,761
                                                 -----         ------
Sub-total                                       12,315         17,739
Less accumulated depreciation and amortization (11,701)       (13,431)
                                                ------         ------
                                              $    614        $ 4,308
                                                ======         ======


Total depreciation expense during 1997, 1996 and 1995 was $0.3 million, $2.6 million and $3.5 million, respectively.
Accumulated amortization on leasehold improvements was $6.0 million at each of December 31, 1997 and 1996, respectfully.
The property leased to others was sold in November 1997.  See
Footnote 14. Accumulated depreciation on property leased to others was $1.9 million at December 31, 1996.

8.   Patents and Purchased Technology

Purchased technology and intangibles consist of the following at December 31:


                                   1997               1996
                                   ----               ----
                                   (Dollars in thousands)
Purchased technology           $   3,451           $  3,451
Patents and patent support           746                746
                                   -----              -----
Sub-total                          4,197              4,197
Less accumulated amortization     (3,998)            (3,901)
                                  ------             ------
                                $    199           $    296
                                  ======             ======

Total amortization expense was $0.1 million, $0.8 million and $1.2 million in 1997, 1996 and 1995, respectively.

9.   Other Accrued Expenses

Accrued expenses consist of the following at December 31:

                                   1997         1996
                                   ----         ----
                                 (Dollars in thousands)
Contract obligations             $   906     $    747
Compensation                         419          760
Charge for excess space              163          361
Other                                243          229
                                   -----        -----
                                 $ 1,731      $ 2,097
                                   =====        =====

The Company recorded $0.2 million in general and administrative expense and $0.4 million against gain on sale of discontinued operations, in 1997 and 1996, respectively, representing the Company 's estimate of minimum lease expense related to space in the Company's Worcester facility determined to be permanently in excess of the Company's needs from continuing operations. The space was previously utilized by the Company's diagnostic businesses.

10.  Debt

At December 31, 1996, the Company had a mortgage note payable of $4.2 million collateralized by land, buildings and improvements with a net book value of $3.8 million. The outstanding balance on the mortgage note was paid in full upon the consummation of the sale of the Aquila's Rockville, Maryland real estate in November, 1997. See Footnote 14.

In August 1997, Aquila entered into a three year $1 million credit line fully collateralized by equipment purchased.
Interest on all unpaid principal is payable on the first day of the month following the advance of any principal at a rate of prime plus 1%. Repayments are in equal quarterly installments commencing the first quarter following the draw down and ending on July 3, 2000, at which time all outstanding principal and interest is due and payable in full. At December 31, 1997 $0.2 million had been drawn down on the line and is repayable $69,000 in each of the years ended December 31, 1998, 1999 and 2000. The prime rate was 8.5% on December 31, 1997.

11.  Liabilities Subject to Chapter 11 Proceedings

As described in Note 1, the Company's predecessor filed for Chapter 11 protection in July 1994 and had been operating as debtor-in-possession at December 31, 1994 and 1995. At those dates, substantially all liabilities of the Company were subject to settlement under the Plan.

In April, 1996 the Company filed the Plan with the Bankruptcy
Court which, among other matters, described the proposed settlement of these liabilities. The Bankruptcy Court confirmed the Plan in July 1996, and it was consummated in October 1996.
Pursuant to the terms of the Plan, the collateralized debt was restructured. Priority liabilities were paid in cash at 100% of the value of the claim. Prepetition unsecured liabilities included approximately $1.4 million in damages pursuant to contracts under which the Company was in default, which damages were paid in cash at 100% in order to cure the default and continue the contracts. Approximately $40,000 of the prepetition unsecured liabilities were claims of less than $500 that were aggregated into a "Convenience Class" and were paid in cash at 100% to facilitate the reorganization. The balance of the prepetition unsecured liabilities were paid either in cash at 51% of the face value of the claim or in stock at 100% of the face value of the claim. For those claims paid in stock, the Bankruptcy Court determined the value of the reorganized company's stock to be $9.50 per common share. For financial statement purposes, the Company valued the common stock at $4.50 per share, the market price on the distribution date.

At December 31, 1997 and 1996, all claims previously identified as Liabilities Subject to Chapter 11 Proceedings had been satisfied except one, which remains in dispute. A reserve for the full amount of the claim has been established and is accrued in Other Accrued Expenses.

12.   Extraordinary Loss on Reorganization

In October 1996, the Company recorded an extraordinary loss of $2.0 million on its reorganization and emergence from Chapter 11
Bankruptcy.  The major components of this loss were as follows:

Recognition of expense related to issuance
  of 1,250,000 shares insettlement of                (Dollars in thousands)
     shareholders class action                             $ 5,625
Recognition of costs incurred to restructure
  mortgage on Rockville real estate                            193
Forgiveness of debt on pre-petition liabilities             (3,778)
                                                            ------
                                                           $ 2,040
                                                            ======
13.  Income Taxes

A reconciliation between the amount of reported income tax expense/(benefit) and the amount computed using the U.S. federal statutory rate of 34% is as follows for the years ended December
31:


                                             1997          1996           1995
Tax expense/(benefit) at federal
     statutory rates                        34.0%          34.0%         (34.0)%
Utilization of loss carryforwards          (34.0)%        (34.0)%         34.0%
                                            ----           ----           ----
Reported expense/(benefit) for income taxes  0.0%           0.0%           0.0%
                                            ====           ====           ====


The components of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:


                                   1997               1996
                                   ----               ----
Current:                            (Dollars in thousands)
     Inventory                $      62           $    140
     Other                          500                620
                                    ---                ---
Total current                       562                760
Noncurrent:
     Capital Loss Carryover       4,077              4,691
     Depreciation & Amortization  2,334              2,383
     Other                        1,079              1,469
     Federal & State NOL's       24,919             27,132
     Federal tax credits          1,246              1,246
                                 ------             ------
Total noncurrent                 33,655             36,921
                                 ------             ------
Sub-total                        34,217             37,681
Less: valuation allowance       (34,217)           (37,681)
                                 ------             ------
Net deferred tax asset       $        0         $        0
                                 ======             ======

Management has assessed the evidence relating to recoverability of the deferred tax asset and has determined that it is more likely than not that the deferred tax benefit will not be realized due to the uncertainty of future earnings. Accordingly, a valuation reserve has been established for the full amount of the deferred tax asset.

As of December 31, 1997, the Company had federal net operating loss (NOL) carryforwards of approximately $62.0 million. These loss carryforwards begin to expire in the year 2000 and expire fully by the year 2012. Utilization of these NOL's may be limited pursuant to the provisions of Section 382 of the Internal
Revenue Code of 1986.

14.  Other Income, Net

At December  31, Other income, net consists of the following:

                                              1997        1996       1995
                                              ----        ----       ----
                                                 (Dollars in thousands)
Gain on sale of Rockville real estate      $ 2,332    $      -  $       -
Royalty income, net                            854       1,395      1,582
Interest income/(expense), net                 645         156        (12)
Rental income, net                             500         308        211
Miscellaneous income, net                       39         168        197
Paid up license fee                              -       3,250          -
Sale of joint venture                            -         500          -
Receipt of Allmerica stock                       -           -        184
                                             -----       -----      -----
                                            $4,370      $5,777     $2,162
                                             =====       =====      =====

In November, 1997, the Company sold the Rockville Maryland facilities for $6.5 million and recorded a gain of $2.3 million.
Proceeds from the sale were used to retire the mortgage. Royalty income represents royalties earned under license and sublicense agreements related primarily to diagnostic technologies, net of expenses due to third-party licensors. Rental income derived from rental of the Company's real estate in Rockville, Maryland ceased upon the sale of the Rockville facilities. The income from litigation in 1996 includes $3.3 million received from Abbott Laboratories under an amendment to a sublicense agreement which granted Abbott a fully paid-up sublicense for the non-exclusive diagnostic use of certain HIV-related technology, and $0.5 million received from BioNebraska in exchange for the Company's share in a joint venture (see Note 6).

15.  Commitments and Contingencies

Leases - The Company has extended the lease for its Worcester facility, housing its executive offices, research laboratories, and manufacturing facilities to the earlier of 20 days from receipt by the Company of a notice of the sale of the property or July 31, 1998.
Costs incurred under the lease are recorded as rent expense and totaled $1.2 million, $1.1 million and $1.2 million in 1997, 1996 and 1995, respectively. The Company has entered into a new operating lease agreement for its executive offices, research laboratories and manufacturing facilities however, the lease is not yet effective. The effectiveness of the new lease is subject to several contingencies, including the Landlord's obtaining the financing for and commencement of construction of the facility.
The base lease period is twelve years and the lease contains renewal options for two additional five year periods. The lease also contains escalation clauses with respect to real estate taxes and operating expenses, and annual fixed rent increases in the fifth and ninth year of the lease. As of December 31, 1997, the future minimum lease payments required under the existing lease (through July 31, 1998) and the new operating leases are as follows:

          Year Ending December 31,
          -----------------------
              (Dollars in thousands)
          1998       $    917
          1999            748
          2000            748
          2001            748
          2002            770
          Thereafter    6,284
                       ------
          Total       $10,215
                       ======
Employment and Consulting Agreements - The Company has agreements with various consultants and key employees, with terms ranging from one to three years.  These agreements provide for future aggregate annual payments of approximately $1.0 million.  Costs incurred and charged to operations under these contracts
aggregated $1.2 million, $1.3 million and $1.3 million in 1997,
1996 and 1995, respectively.

Other Agreements - The Company has licensed fibronectin binding technology from a Swedish company, for use in mastitis research and development. In 1995, the Company recorded $0.7 million in expenses for the granting of certain patents on this technology.
The agreement provides for additional payments upon the first commercial sale of future vaccines at $1.3 million per vaccine, and up to $1.3 million upon the granting of additional patents in the United States and Europe on the technology acquired.

Contingencies - In November 1993, five civil actions were commenced in the United States District Court, District of
Massachusetts (the "District Court"), against CBC, certain of its officers, and in three of the actions, CBC's former auditors.
The actions were instituted by persons alleging to be shareholders of CBC and to be representative of a class of shareholders claiming damages resulting from alleged violations of securities laws by defendants in connection with the 1992 results of CBC and the restatement thereof. The actions were consolidated under the caption In Re: Cambridge Biotech
Corporation Securities Litigation, Civil Action No. 93-12486-REK.
In February, 1996 the plaintiffs agreed to settle all claims against CBC and the individual defendants and pleadings were filed with the District Court for the purpose of approving the settlement. The settlement was approved by the court in July, 1996. Under the terms of the settlement, the class members received 1,250,000 shares of Aquila common stock and are entitled to receive 90% of any recoveries from prosecution of claims, if any, against CBC's former auditors. Aquila is entitled to receive
10% of any recoveries from prosecution of such claims.
Prosecution of claims against CBC's former auditors is an ongoing matter.

In March 1995, an Adversary Proceeding No. 95-4074 was commenced in the United States Bankruptcy Court (the "Bankruptcy Court"), by Institut Pasteur and Genetic Systems Corporation alleging patent infringement and asking for damages and injunctive relief.
CBC filed an answer and counterclaim denying the plaintiff's allegations and alleging a breach by Institute Pasteur of its license agreement with CBC. In September 1995, the Bankruptcy
Court issued a summary judgment upholding CBC's license under two patents issued to Institut Pasteur to commercialize diagnostics tests for the HIV-2 strain of the AIDS virus. The Bankruptcy
Court also ruled that CBC's HIV-1 Western blot confirmatory test infringed a third patent issued to Institut Pasteur, and enjoined
CBC from the manufacture and sale of the HIV-1 Western blot test.
In January 1996, the Bankruptcy Court lifted its injunction with respect to CBC's production and sale of the HIV-1 Western blot kits. The Court ruled that CBC had a license for the HIV-1 patent and must pay a royalty on related sales. Institut Pasteur appealed the Bankruptcy Court's rulings to the District Court which affirmed the Bankruptcy Court's rulings. Institut Pasteur and Genetic Systems Corporation have appealed the rulings adverse to them to the Federal Circuit Court of Appeals. To protect its rights, CBC has filed a cross-appeal in the First Circuit Court of Appeals. CBC has also filed a motion to dismiss Institut
Pasteur's and Genetic Systems Corporation's appeals, or, in the alternative, to transfer them to the First Circuit Court of Appeals. While the final outcome of these patent issues cannot be determined with certainty, the Company no longer practices the technology that is the subject of these proceedings, as the technology is part of the Retroviral business that was sold to bioMerieux. The Company has not indemnified bioMerieux against any adverse decision on this appeal, other than any liability arising out of the conduct of CBC prior to the sale of the Retroviral business to bioMerieux. Accordingly, based on the information management currently possesses, management believes any settlement of this appeal will not have a material adverse effect on the Company's financial position or results of operations.

Institut Pasteur and Pasteur Sanofi Diagnostics (together
"Pasteur") objected to the confirmation of the Plan, arguing that the treatment under the Plan of certain technology cross-licenses was improper. The Bankruptcy Court overruled the objection and Pasteur appealed. The District Court dismissed the appeal and affirmed the Confirmation Order in September 1996. Pasteur appealed this judgment to the U.S. Court of Appeals for the First
Circuit. By order dated January 17, 1997, the Court of Appeals affirmed the judgment of the District Court (affirming the Confirmation Order). Pasteur filed a writ of certiorari with the Supreme Court of the United States appealing the First Circuit
Court of Appeals' decision which was denied by the Supreme Court by an order dated June 27, 1997.

Deloitte & Touche, LLP ("Deloitte") appealed the
Bankruptcy Court's order confirming the Plan. Deloitte contests the right of counsel to Class 5 claimants to bring an action against Deloitte on behalf of CBC as provided in the Plan. The
District Court granted the motion of the Company (which was substituted for CBC as appellee in the appeal) to dismiss this appeal on the grounds that, among other things, the Plan has been consummated. Deloitte has brought a further appeal to the U.S.
Court of Appeals for the First Circuit of the District Court's dismissal order.

In July of 1994, the Securities and Exchange Commission issued an
Order Directing Private Investigation in the matter of Cambridge
Biotech Corporation, investigating matters pertaining to CBC's financial statements, its public filings and the offerings of its securities. CBC cooperated fully with the investigation, which concluded October 1996, with issuance by the SEC of an order instituting public administrative proceedings pursuant to Sec. 8A of the Securities Act of 1933 and Sec. 21C of the Securities
Exchange Act of 1934. CBC consented to the issuance of the order without admitting or denying any wrongdoing, that it cease and desist from violations of the anti-fraud, corporate reporting, and books and records provision of the federal securities laws.

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

16.  Shareholders' Equity

Capital Stock - The Company has 5,000,000 shares of preferred stock and 30,500,000 shares of common stock authorized at December 31, 1997. No terms have been established for the preferred stock and none has been issued.

Exchange of Shares - Pursuant to the Plan, an exchange of CBC common shares for Aquila common shares was effected in October
1996, in the form of  1 Aquila common share issued for every
7.569 CBC common shares held of record on that date. A total of 3,442,305 shares of Aquila common were issued in exchange for 26,057,006 shares of CBC common. All weighted average shares and per share data have been restated to reflect the exchange of shares as of the earliest period presented.

17.  Stock Based Compensation Plans

Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan which was approved in 1997, allows full time employees, as defined in this plan, to purchase the Company's stock at 85% of the lesser of beginning or ending fair market value at six month intervals.
Under this plan 200,000 shares of stock are authorized, of which 3,900 were issued in January, 1998 at a purchase price of $4.31.
No compensation expense has been recorded related to this plan.

Stock Options Plans

At December 31, 1997, the Company had two stock option plans.
Under the 1996 Stock Award and Option Plan (the "Employee Plan"), the Company may grant incentive stock options, nonqualified stock options, discounted stock options, deferred stock awards, restricted stock awards, or stock appreciation rights to its employees for up to 2 million shares of common stock. Under the 1996 Directors Stock Award and Option Plan (the "Directors
Plan"), the Company may grant the same types of options and awards as under the Employee Plan, except that certain additional restrictions apply to the grant of stock appreciation rights under the Directors Plan. Up to 200,000 shares of common stock may be issued under the Directors Plan. In general, options granted under these plans vest over 4 years and have maximum terms of 10 years.

In 1996 the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"),
"Accounting for Stock Based Compensation", and has applied APB
Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for options granted with exercise prices at or above fair market value under these plans. The Company recognized $0.2 million of compensation expense in connection with the issuance of options granted below fair market value in 1995. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company's net income/(loss) and earnings/(loss) per share for the years ended
December 31, 1997, 1996 and 1995 would have been changed to the pro forma amounts indicated below:

                      1997                        1996                1995
           ------------------------------  ------------------   ---------------
                     (Dollars in thousands except per share amounts)
              Net         Basic   Diluted   Net   Basic and     Net   Basic and
           Income/(loss)  EPS      EPS     Income Diluted EPS   Loss   Diluted
           -------------  ------  -------  ------ -----------   ----  ---------

As Reported    $926       $0.18    $0.18  $5,960   $1.60      $(4,942)  $(1.44)
Pro Forma      $532       $0.11    $0.10  $5,529   $1.49      $(5,199)  $(1.51)

The effects of applying SFAS123 in this pro forma disclosure are not indicative of future effects. SFAS123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. The weighted average fair value of options granted in 1997, 1996 and 1995 is $3.08, $2.65 and $2.47, respectively.
A pro forma impact is reflected for 1995 related to options granted in that year but canceled and reissued in 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively;
expected volatility of 63.74%, 72.94% and 72.94%, risk-free interest rates of 6.25%, 6.19% and 5.41%, expected lives of 5 years, 4 years and 4 years, and no dividend yield. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions; expected volatility of 63.74%, risk-free interest rate of 5.56%; expected life of six months and no dividend yield. The weighted average fair value of those purchase rights granted in 1997 was $0.82.

A summary of the status of the Company's two stock option plans as of December 31, 1997 and 1996 respectively, and changes during those years are presented below:
                                  1997                 1996
                        ---------------------   --------------------
                                    Weighted              Weighted
                          Shares     Average    Shares     Average
                                    Exercise              Exercise
                                      Price                 Price
                         ---------  ---------   -------   ---------
Beginning outstanding    712,655     $ 4.09        --     $     --
Options granted at fair
  market value           194,375       5.12    551,750        4.50
Options regranted below
  fair market value          --          --    173,405        2.80                           5
Options exercised        (4,000)       4.50         --          --
Options forfeited       (71,375)       4.68    (12,500)       4.50
                        -------        ----    -------        ----
Balance, December 31,
     1997               831,655      $ 4.28    712,655     $  4.09
                        =======        ====    =======        ====

The following table summarizes information about Aquila stock options outstanding at December 31, 1997:

      Options Outstanding                                Options Exercisable
--------------------------------------------------   ------------------------
                           Weighted       Weighted                   Weighted
Range of    Number          Average        Average    Number         Average
Exercise   Outstanding     Remaining      Exercise   Exercisable    Exercise
 Prices    at 12/31/97  Contractual Life     Price   at 12/31/97       Price
--------   -----------  ----------------  --------   -----------    ---------
 $ 2.80    173,405             7.93         $2.80      173,405        $2.80
   4.50    490,625             8.21          4.50      294,958         4.50
4.625-6.69 167,625             9.68          5.15       13,625         5.31
---------- -------             ----          ----      -------         ----
$2.80-6.69 831,655             8.45         $4.28      481,988        $3.91

At December 31, 1997, there were 1,364,345 shares available for option grants. Options available for exercise and weighted average exercise price are not presented for 1995, as all options outstanding on those dates have been canceled pursuant to the Plan. Compensation expense of $10,000 and $50,000 was recorded in 1997 and 1996, respectively, related to options granted to consultants during the year.

18.   Employee Benefits Plan

The Company has a savings plan for its employees pursuant to
Section 401(k) of the Internal Revenue Code.   Substantially all
employees can participate, and the plan allows for a minimum deferral of 1% to a maximum deferral of 15% percent of
compensation, as permitted by law or as limited by the plan
administrator.  Commencing on January 1, 1997 the Company matches
25% of the first 6% of the employee's compensation contributed to the plan.  Any contributions made by the Company are vested at
33% for each year of employment.  The amount charged to
operations for the plan was $48,500 in 1997.

19.  Agreements

The Company has a comprehensive agreement with a corporate partner which allows the partner to use the Company's proprietary
Stimulon adjuvant ("QS-21") in numerous vaccines including hepatitis, lyme disease, human immunodeficiency virus (HIV), influenza and malaria. The agreement grants exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The Company recognized $3.5 million in license fees under this agreement in each of 1997, 1996 and 1995, respectively. The agreement calls for royalties to be paid by the partner on its future sales of licensed vaccines which include Aquila's adjuvant and for Aquila to manufacture QS-21 for the partner.

The Company has product development agreements with a corporate partner and supply agreements with this corporate partner and its U.S. subsidiary which cover the ongoing collaboration between the partner and the Company relating to the development of products for feline immune deficiency virus ("FIV") and bovine mastitis and the supply of vaccine and adjuvant for feline leukemia
("FeLV").  The Company recognized $1.1 million, $1.2 million and
$0.6 million in revenues under the product development agreements during 1997, 1996 and 1995, respectively. In addition, $0.9 million and $2.1 million were included in deferred revenue at December 31, 1996 and 1995, respectively, related to the product development agreements. Sales to the partner under the terms of the supply agreements were $1.3 million, $0.9 million and $0.6 million in 1997, 1996 and 1995, respectively.

As part of its program to develop, manufacture and market products for detection, prevention and treatment of human and animal infectious diseases, the Company entered into various agreements with the National Institutes of Health. Such agreements provided the Company with research and development funding through 1996, assuming, in certain cases, achievement of mutually defined milestones. Revenue recognized under these agreements amounted to $0.3 million and $0.6 million in 1996 and 1995, respectively.

20.  Major Customers

One corporate partner has historically been the Company's principle source of research and development revenue. Research and development revenues from this corporate partner represented
61%, 53% and 61% of the Company's total revenue in 1997, 1996 and 1995, respectively. This corporate partner also compensates the Company for producing QS-21 clinical trial material for use in its product development programs.

A marketing partner represents a substantial portion of the Company's product sales and research and development revenue.
Revenue from development agreements with this partner represented
16%, 18% and 10% of total revenue in 1997, 1996 and 1995,
respectively. Product sales to this partner represented 19%, 13% and 10% of total revenues in 1997, 1996 and 1995, respectively.

21.  Segment Information

The Company operates in one industry segment consisting of the development, manufacturing and marketing of products that modulate the immune system to control or prevent infectious diseases and cancer. Total export sales were approximately $1.2 million, $2.6 million and $4.0 million in 1997, 1996 and 1995, respectively, of which $1.2 million, $0.8 million and $0.2 million were from continuing operations in 1997, 1996 and 1995, respectively.

22.  Events Subsequent to the Balance Sheet Date:

In January 1998, the Company received a final payment of $3.0 million from one of its partners under license agreement which allows the partner to use the Company's proprietary StimulonT adjuvant in numerous vaccines.

In February 1998, the Company completed the sale of 769,000 shares of the Company's common stock via a private placement with a group of investors let by OrbiMed Advisors LLC. Proceeds from the private placement of $3.6 million will be used for general corporate purposes.

                           SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Aquila Biopharmaceuticals, Inc.

March 17, 1998   By:     /s/ Alison Taunton-Rigby
                         Alison Taunton-Rigby
                         President, (Principal Executive Officer)

March 17, 1998   By:     /s/ James L. Warren
                         James L. Warren
                         Vice President - Finance, Treasurer and
                           Chief Financial Officer
                         (Principal Financial Officer)

March 17, 1998   By:     /s/ Paul M. Foulkrod
                         Paul M. Foulkrod
                         Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                Title                    Date

    /s/ Alison Taunton-Rigby       Director            March 17, 1998
       Alison Taunton-Rigby

   /s/ Elliott D. Hillback, Jr.    Director            March 17, 1998
       Elliott D. Hillback, Jr.

   /s/ John M. Nelson              Director            March  9, 1998
       John M. Nelson

   /s/ Keith J. Dorrington         Director            March  7, 1998
       Keith J. Dorrington

   /s/ Jeffrey T. Beaver           Director            March  13, 1998
       Jeffrey T. Beaver


                                EXHIBIT INDEX

           2.   Confirmed Reorganization Plan
               (consisting of Reorganization Plan, dated May 20,
               1996, and modification date of July 15, 1996)
               (incorporated by reference to Exhibit 2 to current report on Form 8-K, dated July 18, 1996, File No.
               0-12081).

          3.1  Amended and Restate Certificate of
               Incorporation, effective July 25, 1996
               (incorporated by reference to Exhibit 2 to Form 8-
               K, dated July 18, 1996, File No. 0-12081).

          3.2  Certificate of Amendment of Amended and
               Restated Certificate of Incorporation, effective
               March 24, 1997 (incorporated by reference to
               Exhibit 3.2 to Annual Report on Form 10-K for fiscal year ended December 31, 1996, File No. 0-
               12081).

          3.3  By-laws (incorporated by reference to
               Exhibit 2 to Form 8-K, dated July 18, 1996, File
               No. 0-12081).

          4.1 Specimen Certificate representing common stock of the Company Incorporated by reference to
               Exhibit 4.1 to From 8-K, dated October 21, 1996,
               File No. 0-12081).

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

     *10.1.1   Amendment to Agreement with Virbac
               Laboratories, S.A. (incorporated by reference to Exhibit 10.10.1 to Annual Report on Form 10-K for fiscal year ended December 31, 1988, File No. 0-
               12081).

     *10.2     Lease for Worcester Massachusetts
               facility (incorporated by reference to Exhibit 10.
               13 to Annual Report on Form 10-K for fiscal year ended December 31, 1986, File No. 0-12081).

     10.2.1    Amendment to Lease Agreement for
               Worcester Massachusetts facility (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for fiscal year ended December 31, 1992,
               File No. 0-12801).

     *10.3     License, Development and Supply
               Agreement with SmithKline Beecham, p.l.c., dated as of September 11, 1992, as amended by Agreement dated as of March 31, 1993 (incorporated by reference to Exhibit 10-17 to Annual Report of Form 10-K for fiscal year ended December 31, 1992,
               File No. 0-12081).

     tm10.4    Employment Agreement with Alison
               Taunton-Rigby, dated April 6, 1995 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for fiscal year ended December 31, 1995,
               File No. 01-12081).

     tm10.5    Employment Agreement with Gerald A.
               Beltz, dated August 21, 1995 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for fiscal year ended December 31, 1995,
               File No. 01-12081).

     tm10.6    Employment Agreement with Deborah
               Blackburn Grabbe, dated August 21, 1995
               (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for fiscal year ended
               December 31, 1995, File No. 01-12081).

     tm10.7    Employment Agreement with Robert B.
               Kammer, dated August 21, 1995 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for fiscal year ended December 31, 1995,
               File No. 01-12081).

     tm10.8    Employment Agreement with Stephen
               J. DiPalma, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to Annual Report on Form
               10-K for fiscal year ended December 31, 1996, File
               No. 01-12081).

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

     10.11     1996 Stock Award and Option Plan
               (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for fiscal year ended
               December 31, 1996, File No. 01-12081).

     10.12     1996 Directors Stock Award and
               Option Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for fiscal year ended December 31, 1996, File No.
               01-12081).

     10.13     1996 Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for fiscal year ended
               December 31, 1996, File No. 01-12081).

    tm10.14    1996 Employee Retention
               Agreements (incorporated by reference to
               Exhibit 10.2 to Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1997, File No.
               01-12081).

   tmo10.15    Employment Agreement with James L.
               Warren, dated January 17, 1998.

          o11. Computation of Earnings Per Share.

          o23.1  Consent of Independent Accountants.

          o27. Financial Data Schedule.



