Form 10-Q
period 1998-03-31
AQUILA BIOPHARMACEUTICALS INC
filed 1998-05-15
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 1998, or

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

As of May 13, 1998
Common Stock Outstanding 6,980,052




                 AQUILA BIOPHARMACEUTICALS, INC.
                    Form 10-Q, March 31, 1998

INDEX

     PART I - FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements            Page  Number

          Balance Sheets as of March 31, 1998
          and December 31, 1997..................................2

          Statements of Operations for three month
          periods ended March 31, 1998 and 1997..................3

          Statements of Cash Flows for three month
          periods ended March 31, 1998 and 1997..................4

          Notes to Interim Financial Statements .................5

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K

     SIGNATURES






















Item 1 - Financial Statements
                 Aquila Biopharmaceuticals, Inc.
                          Balance Sheet
                                (in thousands)
                                               (unaudited)
Assets                                        3/31/98   12/31/97

Current Assets:
 Cash and cash equivalents                   $ 15,705   $  7,352
 Marketable securities                          5,522      8,552
 Accounts receivable - trade (less
  allowance for doubtful accounts)                951      1,253
 Other receivables                                276        372
 Inventories                                      693        679
 Prepaid expenses & other current assets          280        238

       Total current assets                    23,427     18,446

Marketable Securities                               0        993
Investments                                       395        395
Property, Plant, and Equipment, Net               841        614
Patents and Purchased Technology, Net             177        199
Other Assets                                      769         21

       Total Assets                          $ 25,609    $20,668

Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                           $    505   $    290
  Accrued royalties                               138        150
  Accrued professional fees                       149        177
  Other accrued expenses                        1,247      1,731
  Deferred revenue - current                    2,250          -
  Current maturities of long-term debt             69         69

       Total Current Liabilities                4,358      2,417

Deferred Revenue                                  225        225
Long Term Debt                                    122        139

       Total Liabilities                        4,705      2,781

Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued                    0          0
  Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 5,834,927 shares                58         50
Treasury stock at cost                            (47)       (47)
Additional paid in capital                    131,363    127,558
Accumulated Deficit                          (110,470)  (109,674)

       Total Shareholders' Equity              20,904     17,887

Total Liabilities and Shareholders' Equity   $ 25,609   $ 20,668

The accompanying notes are an integral part of these unaudited statements.


                 Aquila Biopharmaceuticals, Inc.
                     Statement of Operations
                           (unaudited)
            (in thousands, except per share amounts)

                                          Three Months Ended March 31,

                                                 1998        1997
Revenue:
  Product sales                              $    301      $  307
  Research and development                      1,040       1,222

     Total revenue                              1,341       1,529

Cost and expenses:
  Cost of sales                                   257         252
  Research and development                      1,428       1,343
  General & administrative                      1,073       1,121

     Total costs and expenses                   2,758       2,716

Other income, net                                 621         546

Loss from continuing operations                  (796)       (641)

Discontinued operations:
  Gain on disposal                                  0         191

Net Loss                                     $   (796)     $ (450)



Basic and diluted earnings per
     weighted average share:
  Loss from continuing operations            $   (.14)     $ (.13)
  Income from discontinued operations        $    .00      $  .04
  Net loss                                   $   (.14)     $ (.09)

Weighted average number of
  common shares outstanding:
          Basic     and diluted                 5,505       5,000

The accompanying notes are an integral part of these unaudited financial statements.

                 Aquila Biopharmaceuticals, Inc.
                     Statement of Cash Flows
                          (unaudited),(in thousands)

                                             Three Months Ended March 31,
                                                    1998          1997

Cash Flows From Operating Activities:
  Net Loss                                       $  (796)       $ (450)
Adjustments to reconcile Net Loss
  to net cash provided by operating activities:
     Depreciation and amortization                    64           136

Changes in assets and liabilities:
  Accounts and other receivables                     398         1,089
  Inventories                                        (14)          177
  Deferred revenue                                 2,250         2,451
  Prepaid and other current assets                   (42)           70
  Accounts payable and other accrued expenses       (309)       (1,561)
     Net cash provided by
         operating activities                      1,551         1,912

Cash Flows From Investing Activities:
  Purchases of marketable securities                   0        (6,963)
  Proceeds from maturities of marketable
  securities                                       4,023         4,028
  Purchases of property, plant, and equipment       (269)          (25)
  Other non-current assets                          (748)            0

     Net cash provided/(used) by
          investing activities                     3,006        (2,960)

Cash Flows From Financing Activities:
  Payment of long-term obligations                   (17)          (35)
  Issuance of stock                                3,813             0

     Net cash provided/(used) by
           financing activities                    3,796           (35)

Net increase/(decrease) in cash and
     cash equivalents                              8,353        (1,083)

Cash and cash equivalents at the beginning
     of the year                                   7,352         9,112

Cash and cash equivalents at the end
     of the period                               $15,705        $8,029
Supplemental disclosures:
Income taxes paid                                $     0        $    0
Interest paid                                    $     5        $  104

The accompanying notes are an integral part of these unaudited financial statements.

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

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventories:

     Inventories consist of the following:   (000'S)

                                            3/31/98       12/31/97

     Finished goods                        $    488      $     478
     Work in process                            143            127
     Raw materials & supplies                    62             74

                                           $    693      $     679


3.   Earnings per share:

Earnings per share from discontinued operations were $0.04 in 1997. Common stock equivalents of 238,265 and 248,010 in 1998 and 1997, respectively, were excluded from this calculation due to their anti-dilutive effect. In April 1998, the Company issued
1.15 million shares of Common Stock in connection with the acquisition of Vactex, Inc.


4.   Commitments and Contingencies

Leases

In April 1998, the new facility lease agreement that the Company entered into for its new research laboratories, manufacturing facilities and executive offices became effective. The Company will pay aggregate lease payments of $10.2 million over the next twelve years. Pursuant to the facility lease, the Company maintains a fully collatoralized letter-of-credit for $750,000. No amounts have been drawn down on the letter-of-credit as of March 31, 1998.

5.   Subsequent Event:

In April 1998, the Company acquired Vactex Inc., a development stage company, for 1.15 million shares of newly issued Common Stock valued at $8.3 million and a $1.3 million note payable after April 13, 1999 bearing interest at 7% per annum. The transaction was accounted for as a purchase and will result in a charge of approximately $9.6 million in the second quarter of 1998 for the acquisition of incomplete technology.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Revenue

Total revenues were $1.3 million in the three months ended March
31, 1998 compared to $1.5 million in the same period in 1997, a decrease of 12%.

First quarter 1998 product revenue from the Company's animal health care product was unchanged from the same period one year ago. Research and development revenue decreased from $1.2 million one year ago to $1.0 million due to a lower level of activity on a project funded by an animal healthcare partner.

Costs and Expenses

First quarter 1998 product cost as a percentage of product revenues was 85% compared to 82% one year ago due to a change in the mix of animal healthcare products sold.

Research and development expenses increased 6% from one year ago to $1.4 million due to initiation of a clinical trial. General and administrative expenses were $1.1 million, down from the same period in 1997 due to lower facility costs.

Other Income, Net

Other income net of expenses was $0.6 million for the three months ended March 31, 1998, compared to $0.5 million for the same period in 1997, an increase of 14%. The increase resulted from interest earned on higher invested cash balances.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities were $21.2 million at March 31, 1998 compared to $16.9 million at December
31, 1997.

Operating activities provided cash of $1.6 million and $1.9 million in the first quarters of 1998 and 1997, respectively, primarily the result of annual license fee payments in the first quarter of each year.

Investing activities provided cash of $3.0 million in the first quarter of 1998 primarily due to $4.0 million in maturities from the Company's marketable securities as the Company modified its investment portfolio in anticipation of the transfer of its portfolio to a new investment advisor in April, 1998, less the $0.7 million used to establish collateral for a letter-of-credit for the new facility lease, which became effective in April, 1998. Investing activities used cash of $3.0 million in the first quarter of 1997 primarily due to the net purchase of marketable securities.

Financing activities provided cash $3.8 million from the sale of Common Stock in a private placement, and option exercises in the first quarter of 1998.

Aquila expects that its available cash, investments and cash flow from research contracts and product sales will be sufficient to finance its planned operations and capital requirements for at least the next two years.

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


                   PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

        On February 4, 1998, the Company completed the private placement of 769,000 shares of its common stock, $.01 par value (the "Shares") in a transaction exempt under Rule 506 of Regulation D. The Shares were sold to institutional investors, all of whom the Company believed to be accredited investors, for a total consideration of $3,551,210.

Item 6.  Exhibits and Reports of Form 8-K

               (a)  Exhibits

                    27.  Financial Data Schedule

               (b)  Reports on Form 8-K filed in 1998

                     1.  Current report on Form 8-K dated April 13, 1998
 -----------------------------------------------------------------

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC.


     Date: May 15, 1998    /s/ Alison Taunton-Rigby
                           _____________________________
                           Alison Taunton-Rigby
                           President and Chief Executive Officer


                       /s/ James L. Warren
                           _____________________________
                           James L. Warren
                           Vice President Finance,
                           Chief Financial Officer and Treasurer