Form 10-Q
period 1998-06-30
AQUILA BIOPHARMACEUTICALS INC
filed 1998-08-06
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 1998, or

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

                         (508) 797-5777
      (Registrant's Telephone Number, Including Area Code)
------------------------------------------------------------

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

As of August 3, 1998
Common Stock Outstanding 6,985,096



                 AQUILA BIOPHARMACEUTICALS, INC.
                    Form 10-Q, June 30, 1998

INDEX

     PART I - FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements            Page   Number

          Balance Sheets as of June 30, 1998
          and December 31,1997..............................2

          Statements of Operations for three and six month
          periods ended June 30, 1998 and 1997..............3

          Statements of Cash Flows for six month
          periods ended June 30, 1998 and 1997..............4

          Notes to Interim Financial Statements ............5

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     SIGNATURES
























Item 1.  Financial Statements.
                 Aquila Biopharmaceuticals, Inc.
                          Balance Sheet
                                (in thousands)
                                               (unaudited)
Assets                                        6/30/98   12/31/97

Current Assets:
 Cash and cash equivalents                   $  2,817  $   7,352
 Marketable securities                         15,759      8,552
 Accounts receivable - trade (less
  allowance for doubtful accounts)              1,078      1,253
 Other receivables                                224        372
 Inventories                                      709        679
 Prepaid expenses & other current assets          271        238
       Total current assets                    20,858     18,446

Marketable securities                               -        993
Investments                                       395        395
Property, Plant, and Equipment, Net             1,368        614
Patents and Purchased Technology, Net             155        199
Other Assets                                      815         21
       Total Assets                          $ 23,591  $  20,668

Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                           $    560  $     290
  Accrued royalties                               134        150
  Accrued professional fees                       201        177
  Other accrued expenses                        1,811      1,731
  Deferred revenue - current                    1,500          -
  Current maturities of long-term debt          1,369         69
       Total Current Liabilities                5,575      2,417

Deferred Revenue                                  225        225
Long Term Debt                                    104        139
       Total Liabilities                        5,904      2,781

Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued                    0          0
  Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 6,985,052 share                 70         50
Treasury Stock                                    (34)       (47)
Additional paid in capital                    139,689    127,558
Accumulated Deficit                          (122,038)  (109,674)
       Total Shareholders' Equity            $ 17,687  $  17,887

Total Liabilities and Shareholders' Equity   $ 23,591  $  20,668

The accompanying notes are an integral part of these unaudited statements.



                                2
                 Aquila Biopharmaceuticals, Inc.
                     Statement of Operations
                           (unaudited)
            (in thousands, except per share amounts)

                                   Three Months Ended  Six Months  Ended
                                         June 30,              June 30
                                     1998         1997    1998       1997
Revenue:
  Product sales                   $   255       $  396   $ 556     $  703
  Research and development          1,195        1,246   2,235      2,468
                                    1,450        1,642   2,791      3,171
Cost and expenses:
  Cost of sales                       207          266     464        518
  Research and development          2,338        1,147   3,752      2,490
  Purchased incomplete technology   9,927            -   9,927          -
  General & administrative            980        1,201   2,067      2,322
     Total costs and expenses      13,452        2,614  16,210      5,330

Other income, net                     434          441   1,055        987

Loss from continuing operations   (11,568)       ( 531)(12,364)    (1,172)

Discontinued operations:
  Gain on disposal                      0            0       0        191

Net Loss                         $(11,568)      $( 531)$(12,364)  $(  981)

Basic and diluted loss
  per weighted average share:
Loss from continuing operations  $ ( 1.69)      $(0.11)  $(2.00)   $(0.24)
Income from discontinued
  operations                         0.00         0.00     0.00      0.04
Net loss                          $ (1.69)      $(0.11)  $(2.00)   $(0.20)

Weighted average number of
  common shares outstanding:
     Basic and diluted              6,833        5,003    6,169     5,002


The accompanying notes are an integral part of these unaudited financial statements.














                                3
                 Aquila Biopharmaceuticals, Inc.
                     Statement of Cash Flows
                          (unaudited),(in thousands)
                                                 For the  six months
                                               ended June 30,
                                                   1998       1997
Cash Flows From Operating Activities:
  Net Loss                                       $(12,364)   $(981)
Adjustments to reconcile Net Income/(Loss)
  to net cash provided by operating activities:
     Depreciation and amortization                    128      261
     Stock and debt issued for incomplete
     technology                                     9,638        0
Changes in assets and liabilities:
  Accounts and other receivables                      323      814
  Inventories                                         (30)      26
  Deferred revenue                                  1,500    1,294
  Prepaid and other current assets                    (33)     313
  Accounts payable and other accrued expenses         358   (1,249)
     Net cash provided/(used) by
         operating activities                       ( 480)     478

Cash Flows From Investing Activities:
  Purchases of marketable securities              (16,234)  (7,175)
  Proceeds from maturities
    of marketable securities                       10,020    5,553
  Other noncurrent assets and liabilities            (797)      32
  Purchases of property, plant, and equipment       ( 836)    (117)
  Net cash used by investing activities            (7,847)  (1,707)

Cash Flows From Financing Activities:
  Payment of long-term obligations                    (35)     (75)
  Issuance of common stock                          3,827       17
  Net cash provided/(used)
     by financing activities                        3,792      (58)
Net decrease in cash and cash equivalents          (4,535)  (1,287)
Cash and cash equivalents at the beginning
     of the year                                    7,352    9,112
Cash and cash equivalents at the end
     of the period                                 $2,817   $7,825

Supplemental disclosures:
Interest paid                                          11      203


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

2.   Inventories:

     Inventories consist of the following:   (000'S)

                                               6/30/98      12/31/97
                                               -------      --------
     Finished goods                            $  500       $    478
     Work in process                              126            127
     Raw materials & supplies                      83             74
                                               $  709       $    679
3.   Earnings Per Share:

The common stock equivalents of the Company consisted of stock options. The Company was in a net loss at June 30, 1998 and June 30, 1997, therefore, common share equivalents were not used to compute diluted loss per share since the effect was antidilutive. The Company had common stock equivalents of 158,742 and 74,920 for the three month periods ending June 30, 1998 and 1997, respectively.

4.   Acquisition of VacTex, Inc.

In connection with the acquisition of VacTex, Inc. ("VacTex"), the Company issued 1,150,000 shares of common stock and $1.3 million in notes payable for all the outstanding shares of VacTex. The notes payable carry interest at 7% and are due April 14, 1999. The acquisition has been accounted for using the purchase method. Due to the early stage of the technology purchased and the



                                5
expected efforts to develop the technology, the entire purchase price of $9.9 million, which included stock, notes payable and assumed liabilities has been charged to purchased incomplete technology.

5.   Contingencies:

The Company has been named a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") at a waste disposal site. Although the EPA will generally impose joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the cleanup of this site is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company.

CSL International ACN ("CSL") and Seed Capital Inc., have filed an opposition with the European Patent Office ("EPO") on the issuance of the Company's QS-21
Patent in Europe. A hearing before the EPO is scheduled for October of 1998. The Company has received correspondence from CSL claiming that CSL will present information to the EPO prior to the October hearing which will allow CSL to prevail in the opposition, and in addition, that CSL intends to challenge the Company's U.S. patent. Aquila received U.S. Patent No. 5,057,540 in 1991, covering purified QS-21, QS-7 and the other principal fractions of Quillaja saponaria and methods of their use in vaccines. The Company believes that the standard of purity specified in the patent for the saponin fractions is necessary to achieve a safety profile acceptable for human use.

The Company has reviewed the prior art available to it with respect to both the European and U.S. patents and based upon the information seen to date, does not believe that CSL's claims have any merit or are likely to succeed. There can be no assurance, however, that Aquila will prevail in any future actions taken to attack the validity of its QS-21 patents.

CSL controls certain patents and patent applications covering ISCOMS (immune stimulating complexes) prepared from crude saponin fractions, lipids and various antigens. The Company believes that its products do not infringe CSL's patents due to process differences and formulation techniques which avoid ISCOM formation.

















                                6
Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results of Operations.

Three months ended June 30, 1998 compared to three months ended
June 30, 1997:

Revenue

Total revenues were $1.5 million for the three months ended June
30, 1998 compared to $1.6 million in the same period in 1997, a decrease of 12%.

Second quarter 1998 product revenue was $0.3 million, compared to $0.4 million the same period one year ago. The difference was caused by the reduction of inventories at distributors and the acquisition of a reseller by a competitor. Future product revenues are expected to remain at the second quarter level or be lower until the reseller is replaced. Research and development revenues were basically unchanged from one year ago with an increase in license fees offset by lower shipments of clinical trial material and lower outside funding of the Company's animal healthcare program which is expanding overall and moving into the final licensing trial stage in the U.S. where costs are not shared with the Company's research partner.

Costs and Expenses

For the second quarter of 1998, cost of sales included $32,000 of costs incurred for the relocation in August to new facilities.
Excluding the relocation costs, cost of products sold as a percentage of product revenue was virtually unchanged from one year ago.

In April 1998, the Company acquired VacTex, Inc., ("VacTex"). VacTex consisted primarily of technology and associated intellectual property. Due to the early stage of the technology and the need to expend additional resources to develop the technology, the purchase price of $9.9 million was charged to incomplete technology in the second quarter. The Company expects to spend up to $0.2 million in outside collaborations and to allocate up to $0.6 million of current resources during the next six months to develop the VacTex technology. The development program is expected to be a long term endeavor for the Company and will be evaluated periodically to determine future spending levels. Second quarter research and development spending doubled from one year ago to $2.3 million. The increase was a result of the initiation of a Phase II clinical trial, milestone expense for patent issuance, spending in preparation for a licensing trial for an animal healthcare product, and assumption of the research programs from VacTex. General and administrative expenses were reduced by 18% from one year ago due to lower legal and professional fees and to reduced facility costs.

Other Income, Net

Other income decreased slightly from one year ago primarily due to the absence of rental income from real estate sold in November of 1997 partially offset by increased royalty income.





                                7
Six months ended June 30, 1998 compared to six months ended June
30, 1997:

Revenue

Total revenues were $2.8 million for the six months ended June
30, 1998 compared to $3.2 million in the same period in 1997, a decrease of 12%.

First half 1998 product revenue was $0.6 million, compared to $0.7 million for the same period one year ago. The difference in product sales occurred in the second quarter of 1998 due to the reduction of inventories at distributors and the acquisition of a reseller by a competitor.

Research and development revenue was $2.2 million, compared to $2.5 million for the first six months of 1997 primarily due to lower shipments of clinical trial material and changes in the funded proportion of the Company's expanding animal healthcare program.

Costs and Expenses

First half 1998 cost of sales included $50,000 of costs incurred for the relocation to new facilities. Excluding the relocation costs, cost of products sold as a percentage of product revenues was virtually unchanged from the same period one year ago.

Research and development expense for the first half of 1998 was $3.8 million, compared to $2.5 million for the first six months of 1997. The increase occurred in the second quarter due to clinical and licensing trial expenses, milestone expense for patent issuance, and spending on new research programs. General and administrative expenses were $2.1 million, a reduction of 11% from the same period one year ago primarily occurring in the second quarter due to lower legal and professional fees and to reduced facilities costs.

Other Income, Net

Other income increased by 7% from one year ago primarily due to royalty income partially offset by the absence of rental income.

Liquidity, Capital Resources and Business Outlook

Total cash, cash equivalents and marketable securities were $18.6 million at June 30, 1998 compared to $16.9 million at December
31, 1997.

During the first six months of 1998, operating activities used cash of $0.5 million with the loss, excluding the non-cash charge for VacTex, partially offset by an increase in non-cash working capital. Accounts payables and other accrued expenses increased by $0.4 million primarily due to the construction and fit-out of the Company's new facility in Framingham, Massachusetts.

Investing activities used cash of $7.8 million during the first six months of 1998 primarily due to the net purchase of marketable securities. Other investing activities included securities held as collateral and fit-out of the new facility in Framingham, Massachusetts. Capital expenditures for the balance of the year are expected to be approximately $4.0 million for the new facility and are expected to be funded by borrowings.
                                8
Financing activities provided cash of $3.8 million during the first six months of 1998. The cash provided in 1998 primarily came from the sale of the Company's common stock in a private placement, and option exercises. Interest expense decreased to less than $0.1 million during the first six months of 1998 as a result of the payoff of a mortgage on real estate sold in November, 1997.

Aquila expects that its available cash and marketable securities, and its cash flows from research contracts, product sales and borrowings will be sufficient to finance its planned operations and capital requirements for the next two years. The Company's ability to fund its long term operations is dependent on several factors, including the Company's ability to attract funding through additional public and private financing or by establishing corporate partnerships and collaborative agreements. There can be no assurance that such additional funding can be obtained on acceptable terms.

Aquila's revenues and expenses vary from quarter to quarter and will continue to vary in the future. Future revenues depend primarily upon the success of Aquila's efforts to license its proprietary technology and enter into cost sharing programs, and its ability to market its products currently undergoing development or clinical trials. Aquila's expenses fluctuate primarily due to clinical trials, which take from six months to two years, and require varying degrees of financial support. Revenues or operating results in any period will not necessarily be indicative of results in subsequent periods.

Aquila's discussions as to management's plans and objectives for Aquila's business after the date hereof are forward looking statements which involve a number of risks and uncertainties. Actual results may differ materially from those projected by Aquila. The following factors, among others, could effect the Company's actual results: general economic conditions; risks in product and technology development; delays and difficulties in the regulatory approval process; difficulties in obtaining raw materials and supplies for the Company's products; failure of corporate partners to commercialize successfully products using the Company's technology; competition from other companies; the cost of acquiring additional technology; failure to obtain the funding necessary for the company's planned activities; and other risks identified in this Form 10Q and in Aquila's other Securities and Exchange Commission filings and the exhibits thereto.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Deloitte & Touche, LLP ("Deloitte") appealed the United States Bankruptcy Court's July 18, 1996 order confirming the Plan of Reorganization ("the Plan") of Cambridge Biotech Corporation ("CBC"), the Company's predecessor. Deloitte contests the right of counsel to Class 5 claimants to bring an action against Deloitte on behalf of CBC as provided in the Plan. The United States District Court for the District of Massachusetts ("the District Court") granted the motion of the Company (which was substituted for CBC as appellee in the appeal) to dismiss this appeal on the grounds that, among other things, the Plan has been consummated. Deloitte has brought a further appeal to the U. S. Court of Appeals (First Circuit) for the District Court's dismissal order.


                                9
Item 4.   Submission of Matters to Vote of Security Holders.

The Company held an annual meeting on May 20, 1998. The following matters were voted upon at the meeting with the following results:

                             For                 Withheld
1.   Election of Mr. Beaver to
   the Board of Directors     4,405673            28,848

2.   Election of Mr. Dorrington
   to the Board of Directors  4,412,016           22,505

Item 5.  Other Information.

  Any shareholder proposal to be considered at the 1999 annual meeting of the Company's shareholders must be received by the Company at least 60 days prior to the scheduled date of the annual meeting in order to be considered timely under Rule 14a-4(c).

Item 6.  Exhibits and Reports of Form 8-K

            (a)  Exhibits
                    None.
             (b)  Reports on Form 8-K

                 1. Form 8-K April 13, 1998
                 2. Form 8-K May 26, 1998


                               12

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC.


     Date: August 5, 1998  /s/ Alison Taunton-Rigby
                           Alison Taunton-Rigby
                           President and Chief Executive Officer


                       /s/ James L. Warren
                           James L. Warren
                           Vice President Finance,
                           Chief Financial Officer and Treasurer