Form 10-K405/A
period 1997-12-31
AQUILA BIOPHARMACEUTICALS INC
filed 1998-10-02
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-K/A No. 1

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

                    Aquila Biopharmaceuticals, Inc.


September 30, 1998   By:     /s/ James L. Warren
                         James L. Warren
                         Vice President - Finance, Treasurer and
                           Chief Financial Officer
                         (Principal Financial Officer)


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

          o27.1 Financial Data Schedule.

          o27.2 Restated Financial Data Schedule for the periods ending June 30, September 30 and December 31, 1996.