Form 10-Q
period 1998-09-30
AQUILA BIOPHARMACEUTICALS INC
filed 1998-11-10
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 1998, or

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

               175 Crossing Boulevard, Framingham, MA 01702
           (Address of Principal Executive Offices)   (Zip Code)
                                   (508)628-0100
               (Registrant's Telephone Number, Including Area Code)
     -----------------------------------------------------------------

                  365 Plantation Street, Worcester, MA  01605
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

As of November 6, 1998
Common Stock Outstanding 6,990,386




AQUILA BIOPHARMACEUTICALS, INC.
Form 10-Q, September 30, 1998

INDEX

     PART I - FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements                 Page Number

          Consolidated Balance Sheets as of September 30, 1998
          and December 31,1997........................................2

          Consolidated Statements of Operations for three and
          nine month periods ended September 30, 1998 and 1997........3

          Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 1998 and 1997....4

          Consolidated Statements of Cash Flows for nine month
          periods ended September 30, 1998 and 1997...................5

          Notes to Interim Financial Statements.......................6

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

     SIGNATURES























Item 1 - Financial Statements
Aquila Biopharmaceuticals, Inc.
Consolidated Balance Sheet
(unaudited)
(in thousands)

Assets                                      	 9/30/98	 12/31/97

Current Assets:
 Cash and cash equivalents                 	$  5,233	$   7,352
 Marketable securities                     	   8,874	    8,552
 Receivables (less allowance
    for doubtful accounts)                 	   1,032	    1,625
 Inventories                                         601              679
 Prepaid expenses & other current assets             222              238
       Total current assets                  	  15,962	   18,446

Marketable securities                              3,523              993
Investments                                          320              395
Property, Plant, and Equipment, Net                2,998              614
Patents and Purchased Technology, Net                135              199
Other Assets                                         892               21
       Total Assets                        	$ 23,830	$  20,668

Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                         	$    325 	$	290
  Accrued royalties                           	     134		150
  Accrued professional fees                  	     172		177
  Other accrued expenses                           1,771              1,731
  Deferred revenue - current                         750		  -
  Current maturities of long-term debt             1,798                 69
       Total Current Liabilities                   4,950              2,417

Deferred Revenue                                     225                225
Long Term Debt                                     2,042                139
       Total Liabilities                           7,217              2,781

Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued                       0                  0
  Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 6,992,483 at September 30,1998
   and 5,007,527 at December 31, 1997                 70                 50
  Treasury Stock                                     (34)               (47)
  Additional paid in capital                      139,811           127,558
  Unrealized gains on available
     for sale securities                               75                 -
  Accumulated Deficit                            (123,309)         (109,674)
       Total Shareholders' Equity                  16,613            17,887

Total Liabilities and Shareholders' Equity      $  23,830        $   20,668

The accompanying notes are an integral part of these unaudited statements.







Aquila Biopharmaceuticals, Inc.
Consolidated Statement of Operations
(unaudited)
(in thousands, except per share amounts)

                    			Three Months Ended     Nine Months Ended
                                         September 30,            September 30,
                                       1998       1997       1998        1997
Revenue:
  Product sales                   $   207       $  347     $  763       $1,050
  Research and development            953        1,863      3,188        4,331
                                    1,160        2,210      3,951        5,381
Cost and expenses:
  Cost of sales                       207          267        671          785
  Research and development          1,666        1,333      5,418        3,823
  Purchased incomplete technology       -            -      9,927            -
  General & administrative            833        1,278      2,900        3,600
        Total costs and expenses    2,706        2,878     18,916        8,208

Other income, net                     275          547      1,330        1,534

Loss from continuing operations    (1,271) 	 ( 121)   (13,635)	(1,293)

Discontinued operations:
  Gain on disposal                      0            0          0          191

Net Loss                          $(1,271)      $( 121)   $(13,635)    $(1,102)

Basic and diluted loss
  per weighted average share:

Loss from continuing operations  $ ( 0.18) 	$(0.02)    $(2.12)	$(0.26)
Income from discontinued
  operations                         0.00         0.00       0.00         0.04
Net loss                       $    (0.18)      $(0.02)    $(2.12)      $(0.22)

Weighted average number of
  common shares outstanding:
        Basic and diluted           6,992         5,004     6,443        5,002


The accompanying notes are an integral part of these unaudited statements.















Aquila Biopharmaceuticals, Inc.
Consolidated Statement of Comprehensive Income
(unaudited)
(in thousands)


                                        Three Months Ended     Nine Months Ended
                                         September 30,           September 30,
                                      1998         1997       1998         1997

Net loss                            $(1,271)     $ (121)   $(13,635)    $(1,102)

Other comprehensive income, net of tax:

  Unrealized holding gains arising
during the period                        75           -          75            -

    					           		                 		______
  Total other comprehensive income       75           -          75            -
                                     ______

   Comprehensive loss                $(1,196)    $( 121)   $(13,560)    $(1,102)



The accompanying notes are an integral part of these unaudited statements.







Aquila Biopharmaceuticals, Inc.
Consolidated Statement of Cash Flows
                          (unaudited),(in thousands)
                                                         For the nine months
                                                         ended September 30,
                                                        1998       1997
Cash Flows From Operating Activities:
  Net Loss                                 	    $(13,635)   $(1,102)
  Adjustments to reconcile Net Loss
    to net cash (used) by operating activities:
     Depreciation and amortization                         188      341
     Provision for doubtful accounts                        40       25
     Stock and debt issued for incomplete technology     9,638        -
Changes in assets and liabilities:
  Receivables                                              553     1067
  Inventories                                               78     (126)
  Deferred revenue                                         750       (1)
  Prepaid expenses and other current assets                 16      572
  Accounts payable and other accrued expenses               67   (1,550)
	Net cash used by
            operating activities                        (2,305)    (774)

Cash Flows From Investing Activities:
  Purchases of marketable securities                   (18,732)  (9,151)
  Proceeds from maturities
    of marketable securities                            16,030    5,559
  Other noncurrent assets and liabilities                 (781)     (34)
  Purchases of property, plant, and equipment           (2,508)    (145)
    Net cash used by investing activities               (5,991)  (3,771)

Cash Flows From Financing Activities:
  Payment of long-term obligations                        (252)    (104)
  Proceeds from long-term debt                           2,584        -
  Issuance of common stock                               3,845       18
    Net cash provided/(used)
      by financing activities                            6,177      (86)
Net decrease in cash and cash equivalents               (2,119)  (4,631)

Cash and cash equivalents at the beginning
     of the year                                         7,352    9,112
Cash and cash equivalents at the end
     of the period                                      $5,233   $4,481

Supplemental disclosures:
   Issuance of warrants in conjunction with debt           $90        -
   Issuance of treasury stock for settlement
      of accrued expenses                                  $13        -
   Interest paid                                           $13     $313


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

2.   Inventories:

     Inventories consist of the following:   (000'S)

                                                  9/30/98            12/31/97
                                                  -------            --------
     Finished goods                               $  394              $  478
     Work in process                                 125                 127
     Raw materials & supplies                         82                  74
                                                  $  601              $  679

3. Marketable securities:

During the quarter ended September 30, 1998, the Company reclassified 15,000 shares of newly registered common stock from investments to Marketable Securities. These shares were carried at a cost of $75,000 and as of September 30, 1998 have a market value of $150,000 and are available for sale.


4.	Earnings Per Share:

The common stock equivalents of the Company consisted of stock options and warrants. The Company was in a net loss at September 30, 1998 and September 30, 1997, therefore, common stock equivalents were not used to compute diluted loss per share since the effect would be antidilutive. Options and warrants to purchase 851,523 and 875,280 shares of common stock were outstanding at September 30, 1998 and 1997, respectively.

5.    Acquisition of VacTex, Inc.

In connection with the acquisition of VacTex, Inc. ("VacTex"), the Company issued 1,150,000 shares of common stock and $1.3 million in notes payable for all the outstanding shares of VacTex. The notes payable carry interest at 7% and are due April 14, 1999. The acquisition has been accounted for using the purchase method. Due to the early stage of the technology purchased and the expected efforts to develop the technology, the entire purchase of $9.9 million, which included stock, notes payable and assumed liabilities was charged to purchased incomplete technology in the second quarter of 1998.


6.	Transamerica Loan

During July 1998 the Company entered into a loan agreement (the "Agreement") with Transamerica Business Credit Corporation. The Agreement made available $5.0 million in credit for the build-out of the new facility in Framingham, Massachusetts and for the purchase of new equipment. The Agreement calls for interest at 13 percent with a repayment term of four years and a 10 percent balloon payment at the end of the loan term. Warrants to purchase 60,680 shares of the Company's common stock were issued in connection with the loan agreement. The warrants have an exercise price of $4.12 and a term ending July 1, 2003. The warrants were valued at $90,000 and will be amortized over the life of the loan. As of September 30, 1998, the Company had borrowed $2.6 million under this Agreement.


7.	Contingencies:

The Company has been named a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") at a waste disposal site. The EPA will generally impose joint and several liability upon each PRP at each site. The extent of the Company's required financial contribution to the cleanup of this site is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company.


8.	Subsequent Events:

CSL International ACN ("CSL") and Seed Capital Inc., filed an opposition with the European Patent Office ("EPO") on the issuance of the Company's StimulonTM Patent in Europe. A hearing before the EPO was held in October of 1998. The Company prevailed against all points raised in the opposition. CSL may appeal the EPO's decision and though the Company does not believe that CSL's claims have any merit or are likely to succeed, there can be no assurance that the Company will prevail in any future actions taken to attack the validity of its StimulonTM patents.

Deloitte & Touche, LLP ("Deloitte") appealed the United States Bankruptcy Court's July 18, 1996 order confirming the Plan of Reorganization ("the Plan") of Cambridge Biotech Corporation ("CBC"), the Company's predecessor. The United States District Court for the District of Massachusetts ("the District Court") granted the motion of the Company (which was substituted for CBC as appellee in the appeal) to dismiss this appeal on the grounds that, among other things, the Plan had been consummated. Deloitte brought a further appeal to the U.S. Court of appeals (First Circuit) for the District Court's dismissal order. In September 1998, the U.S. Court of Appeals granted a motion to dismiss the appeal brought by Deloitte which was assented to by the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to three months ended September 30, 1997:

Revenue

Total revenues were $1.2 million for the three months ended September 30, 1998 compared to $2.2 million in the same period in 1997, a decrease of 48%.

Third quarter 1998 product sales were $0.2 million, compared to $0.3 million the same period one year ago. The difference was the result of the reduction of inventories at distributors and the acquisition of a reseller by a competitor. Future product revenues are expected to remain at the third quarter level or be lower unless the reseller can be replaced. Research and development revenues decreased by 49% from one year ago. The decrease was due to lower shipments of clinical trial material, which tend to fluctuate; lower license fees due to a large payment in the third quarter of 1997; and lower outside funding of the Company's animal healthcare program. This program has evolved to the stage awaiting final licensing trials for which costs are not shared with the Company's research partner.

Costs and Expenses

For the third quarter of 1998, Cost of products as a percentage of product revenue was 100% and included costs incurred for the relocation in August and September to new facilities. Third quarter research and development spending increased by 25% from one year ago to $1.7 million. The increase was a result of the continuation of a Phase II clinical trial, spending in preparation for a licensing trial for an animal healthcare product, and assumption of the research programs from VacTex, acquired in April 1998. General and administrative expenses were reduced by 35% from one year ago due to lower legal and professional fees and to lower facility costs.

Other Income, Net

Other income decreased by 50% from one year ago primarily due to the absence of rental income from real estate sold in November of 1997 and due to decreased royalty income.





Nine months ended September 30, 1998 compared to nine months ended September 30, 1997:

Revenue

Total revenues were $4.0 million for the nine months ended September 30, 1998 compared to $5.4 million in the same period in 1997, a decrease of 27%.

Product sales for the first nine months of 1998 were $0.8 million, compared to $1.1 million for the same period one year ago. The difference in product sales occurred in the second and third quarters of 1998 due to the reduction of inventories at distributors and the acquisition of a reseller by a competitor.

Research and development revenue for the first nine months of 1998 was $3.2 million, compared to $4.3 million for the first nine months of 1997. The difference was primarily due to fluctuating shipments of clinical trial material, a large license fee payment in the same period of 1997, and evolution of the animal healthcare program to the stage where some costs are not shared with the Company's partner.

Costs and Expenses
For the nine months ended September 30, 1998, cost of products as a percentage of product revenue was 88% compared to 75% for the nine month period in 1997 and included costs incurred for the relocation in August and September to new facilities.

In April 1998, the Company acquired VacTex, Inc., ("VacTex"). VacTex consisted primarily of technology and associated intellectual property. Due to the early stage of the technology and the need to expend additional resources to develop the technology, the purchase price of $9.9 million was charged to incomplete technology in the second quarter. The Company expects to spend up to $0.3 million in outside collaborations and to allocate up to $0.6 million of current resources during the next six months to develop the VacTex technology. The development program is expected to be a long term endeavor for the Company that will be evaluated periodically to determine future spending levels. Total research and development expense for the first nine months of 1998 was $5.4 million, compared to $3.8 million for the first nine months of 1997. The increase occurred in the second and third quarters due to clinical and licensing trial expenses, milestone expense for patent issuance, and spending on the research programs acquired from VacTex. General and administrative expenses were $2.9 million, a reduction of 19% from the same period one year ago primarily due to lower legal and professional fees and to reduced facilities costs.

Other Income, Net

Other income decreased by 13% from one year ago primarily due to reduced royalty income and to reduced rental income from real estate sold in November of 1997.

Liquidity, Capital Resources and Business Outlook

Total cash, cash equivalents and marketable securities were $17.6 million at September 30, 1998 compared to $16.9 million at December 31, 1997.

During the first nine months of 1998, operating used cash of $2.3 million consisting of the net loss of $13.6 million partially offset by non-cash charges of $9.8 million and cash provided from improved utilization of current assets and liabilities of $1.5 million.

Investing activities used cash of $6.0 million during the first nine months of 1998 primarily due to the net purchase of marketable securities. Other investing activities included securities held as collateral and fit-out of the new facility in Framingham, Massachusetts. An additional investment of approximately $2.4 million to complete the new facility fit-out will be required in the fourth quarter of 1998. The fit-out will be funded by borrowing under the Transamerica agreement.

Financing activities provided cash of $6.2 million during the first nine months of 1998. The cash provided in 1998 came from the sale of the Company's common stock in a private placement in the first quarter of 1998, from option exercises and from a loan agreement ("the Agreement") with Transamerica Business Credit Corporation. The Agreement makes available $5.0 million in credit for the fit-out of the new facility in Framingham, Massachusetts. The Agreement calls for interest at 13 percent with a four year repayment term and a 10 percent balloon payment at the end of the loan's term. Warrants to purchase 60,680 shares of the Company's common stock were issued in connection with the loan agreement. The warrants have an exercise price of $4.12 and a term ending July 1, 2003. The warrants were valued at $90,000 and will be amortized over the life of the loan. As of September 30, 1998, the Company has borrowed $2.6 million under this Agreement. Interest expense decreased to $0.1 million during the first nine months of 1998 as a result of the payoff of a mortgage on real estate sold in November 1997.

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

Aquila's discussions as to management's plans and objectives for Aquila's business after the date hereof are forward looking statements that involve a number of risks and uncertainties. Actual results may differ materially from those projected by Aquila. The following factors, among others, could effect the Company's actual results: general economic conditions; risks in product and technology development; delays and difficulties in the regulatory approval process; difficulties in obtaining raw materials and supplies for the Company's products; failure of corporate partners to commercialize successfully products using the Company's technology; competition from other companies; the cost of acquiring additional technology; failure to obtain the funding necessary for the company's planned activities; and other risks identified in this Form 10Q and in Aquila's other Securities and Exchange Commission filings and the exhibits thereto.


PART II - OTHER INFORMATION
Contingencies:


The Company has been named a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") at a waste disposal site. The EPA will generally impose joint and several liability upon each PRP at each site. The extent of the Company's required financial contribution to the cleanup of this site is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company.


Year 2000:
The Year 2000 ("Y2K") issue originates in computer programs that characterize the year with two digits instead of four. This method of characterization may result in interpretation of the year 2000 in a manner that would cause inadequate or inaccurate results. The Company is engaged in basic research and product development, and in manufacturing a product for animal healthcare and material for its research partners. The Company believes that with the relocation to newly constructed facilities in September 1998 and the conversion to Y2K compliant business systems software in the first quarter of 1998, the Y2K problem will not pose significant internal operational problems for the Company. The Company has conducted an internal review of equipment and software employed in its business, manufacturing and research operations and concluded that there are no Y2K systemic dependencies. Specific items of equipment and associated software found to be date dependent are expected be replaced prior to the year 2000 due to capacity or quality improvements. In the normal course of its business, the Company conducts audits of key vendors and vendors used for regulated products to assure their ability to supply materials. These audits have not revealed any Y2K compliance issues with respect to the Company's key vendors. The Company's marketing partner is a French company and there can be no assurance that this company will be Y2K compliant. The Company has material transfer agreements with a number of other companies and there can be no assurance that these companies will be Y2K compliant. Total amounts expended to date in direct connection to the Y2K issue were for new business software and hardware and were less than $100,000. Future costs are expected to be less than $50,000. Y2K issues could adversely affect both revenues and costs if the Company were unable to supply material and products to customers and research partners. In insure no interruption in supply during the two quarters immediately proceeding and following the year 2000, the Company may consider carrying higher inventories of raw material from vendors used for regulated products and higher finished goods inventories to supply the needs of customers and partners.

Subsequent Events:

CSL International ACN ("CSL") and Seed Capital Inc., filed an opposition with the European Patent Office ("EPO") on the issuance of the Company's StimulonTM Patent in Europe. A hearing before the EPO was held in October of 1998. The Company prevailed against all points raised in the opposition. CSL may appeal the EPO's decision and though the Company does not believe that CSL's claims have any merit or are likely to succeed, there can be no assurance that the Company will prevail in any future actions taken to attack the validity of its StimulonTM patents.


Deloitte & Touche, LLP ("Deloitte") appealed the United States Bankruptcy Court's July 18, 1996 order confirming the Plan of Reorganization ("the Plan") of Cambridge Biotech Corporation ("CBC"), the Company's predecessor. The United States District Court for the District of Massachusetts ("the District Court") granted the motion of the Company (which was substituted for CBC as appellee in the appeal) to dismiss this appeal on the grounds that, among other things, the Plan had been consummated. Deloitte brought a further appeal to the U.S. Court of appeals (First Circuit) for the District Court's dismissal order. In September 1998, the U.S. Court of Appeals granted a motion to dismiss the appeal brought by Deloitte which was assented to by the Company.



Item 6.  Exhibits and Reports of Form 8-K

		Exhibits
			27. Financial Data Schedule
		Reports on Form 8-K
                        1. Form 8-K/A dated September 23, 1998.

     -----------------------------------------------------------------
   						14

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC.


     Date: November  10, 1998     /s/ Alison Taunton-Rigby
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















15