Form 10-K405
period 1998-12-31
AQUILA BIOPHARMACEUTICALS INC
filed 1999-03-23
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-K

(Mark One)

X	Annual report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
	For the fiscal year ended December 31, 1998 or

	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from _________ to _________

                    Commission file number 0-12081

                   AQUILA BIOPHARMACEUTICALS, INC.
      (Exact Name of Registrant as Specified in Its Charter)

    Delaware                   (508) 628-0100             04-3307818
(State or Other Jurisdiction (Registrant's telephone   (IRS Employer
of Incorporation or           number, including         Identification No.)
 Organization)                 area code)

           175 Crossing Boulevard, Framingham, MA	01702
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

The aggregate market value of 6,850,836 shares of voting stock held by non-affiliates of the registrant as of March 19, 1999 was approximately $16,270,736 based on the last sale price of such stock on such date.

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.	X YES		NO

Common Stock Outstanding as of March 19, 1999: 6,996,734 shares.

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the definitive proxy statement in connection with the annual meeting of shareholders to be held May 13, 1999 are incorporated by reference into Part III of Form 10-K.


FIGHTING DISEASE THROUGH IMMUNE MODULATION

PART I

Item 1. Business.

Introduction

Aquila Biopharmaceuticals, Inc. ("Aquila" or the "Company") engages in discovery, development and commercialization of products to prevent, treat or
control infectious diseases, autoimmune disorders and cancers.   Advances in
biotechnology and immunology have enabled scientists to develop a new generation of products that specifically modulate the immune system to produce an effective immune response. These technology advances are causing significant changes in the market for these products. Historically, these products were generally low priced because they were used to prevent disease in healthy people (prophylaxis) and, due to the lack of product differentiation,
companies generally competed on price.   However, development of products
based on our current understanding of the immune system involves significant technological innovation that through patenting can result in increased profit margins. The market potential of these products is high since current understanding of the immune system allows expansion of the market to address new areas and the development of safer, more effective substitutions for older products. In addition, in today's approaches to disease management and with current cost management strategies, immunological products have been recognized as very effective contributors to controlling the total medical costs of certain diseases.

Aquila sells an animal healthcare product and conducts research and development involving two proprietary core technologies, the Stimulon(TM)family of adjuvants and the CD1 antigen presentation system. The Company is currently advancing three products through clinical trials and supporting the clinical development efforts of six corporate partners involving nine other products.

The Stimulon(TM) family of adjuvants has been shown to enhance the quality and the quantity of the immune response to a variety of antigens, both in pre-clinical studies and in a number of human clinical trials. Use of the Stimulon(TM) adjuvants is allowing scientists to design products that can activate specific T cell responses and result in a new highly effective class of vaccines for both therapeutic and prophylactic applications. New applications include diseases involving poorly immunogenic antigens such as polysaccharides or populations, such as the elderly, whose immune systems have deteriorated so that they do not respond to traditional approaches. New therapeutic products for treating people with diseases such as malaria, chronic hepatitis infection, acquired immune deficiency syndrome ("AIDS") or various cancers, where a cytotoxic T lymphocyte ("CTL") response is thought to be essential, may be possible using the Stimulon(TM) adjuvants.

The CD1 antigen presentation system involves a powerful new approach to the development of immunological products. Until recently, it was believed that antigen presenting cells of the immune system processed and presented antigens as peptides through two mechanisms, the Class I and the Class II MHC pathways. Recent discoveries have demonstrated that there is a third pathway, called the CD1 pathway, through which antigens with lipid tails are presented. Through its acquisition of VacTex, Inc., which operates as a wholly owned subsidiary, Aquila has exclusive license to this technology and is using the CD1 technology to advance the development of proprietary products to prevent and treat infectious diseases, cancers and autoimmune disorders.

Aquila's product development programs include the Quilimmune(TM) human health products, the Quilvax(TM) products for animal health and the CD1 products. Aquila's animal health product, Quilvax-M(TM) for controlling bovine mastitis, has undergone extensive testing in bovine immunogenicity and challenge trials. The Company plans to initiate formal USDA licensing trials in 1999. Phase II clinical trials of Quilimmune-P(TM) for preventing Streptococcus pneumoniae ("S. pneumoniae") infections in people over the age of 65 are underway. The initial Phase II clinical trial for this product involving a single immunization showed no consistent, statistically significant differences between the product formulations and the control. However, the safety profile of Quilimmune-P(TM) was good and the product will be evaluated in additional clinical trials using a second immunization. A third potential product, to help control malaria infections incorporating the antigen SPf66 and the Stimulon(TM) adjuvant QS-21, has been studied in Phase I clinical trials and shown very compelling immunological results. The Company is planning to evaluate the product's potential to provide protection from malaria infection. The Company's first
CD1 product, designed to prevent TB infection, is in animal testing. Initial studies have shown that CD1- TB has the potential to significantly reduce colony bacterial counts after TB challenge.

  The Company's corporate partners are SmithKline Beecham p.l.c., Wyeth-Lederle Vaccines and Pediatrics, a business group of Wyeth-Ayerst
International, Inc., a subsidiary of American Home Products Corporation, Pasteur Merieux Connaught, Bristol Myers Squibb (Progenics
Pharmaceuticals, Inc.), VaxGen, Inc., and NABI.


Scientific Background

The human immune system is made up of several different cell types including antigen presenting cells ("APCs"), B cells and T cells. In general, the role of APCs is to process antigens from pathogens such as viruses, bacteria or parasites into smaller fragments and to present the resulting proteins (peptides), lipids, or carbohydrates to T cells. Antigens can be processed by APC's through three pathways, the MHC Class I, MHC Class II or the CD1 pathway. Peptide fragments from antigens processed through the Class I pathway are displayed on the surface of the APC by an immune system protein called the MHC Class I protein and typically result in a cellular immune response. In the cellular response, a type of T cell called a cytotoxic T lymphocyte (CTL) is activated. These cells recognize and kill infected cells or cells transformed by cancer. T helper cells and the cytokines they produce are also important in generating a CTL response. The specific activation of cytotoxic T cells, called a CTL response, is thought to be very important in products designed to treat or prevent diseases such as herpes, hepatitis, HIV and malaria. It is also thought to be critical for many immunotherapeutic approaches to the treatment of cancer. A different response, called the humoral response, results when antigens processed by the Class II pathway are displayed by MHC Class II proteins. When a humoral response is stimulated, B cells are activated by a specific type of T cell, called a helper T cell, to produce antibodies which are specific for the antigen encountered. Two populations of T helper cells have been identified, Th-1 and Th-2. T helper cells secrete biologically active molecules called cytokines, which mediate the effects of immune system cells. Th-1 and Th-2 T-helper cells secrete different types of cytokines and promote the synthesis of different classes of antibodies. The antibodies produced by B cells will bind to and can neutralize the pathogens, bacteria, parasites and viruses, which have invaded the body. In the third pathway, antigens with lipid components processed through the CD1 pathway, result in a cellular response similar to that of the MHC Class I pathway.

Traditional approaches for developing immune protection from infection in humans involved the use of animal viruses, or the use of attenuated or killed pathogens as vaccines. For example, the injection of cowpox virus protects humans against smallpox infection. Vaccines to protect against polio have been developed using either attenuated or killed polio viruses. While these approaches are effective for some pathogens, there is a small but significant risk of disease developing in people receiving these types of vaccines. With the advent of recombinant technology, scientists realized that safer products could be created, using specific components of an organism rather than the whole organism. For example, the genes for the surface antigens from a pathogen can be cloned using genetic engineering and used to make recombinant proteins. The recombinant proteins are then used in a vaccine, to make a so-called sub-unit vaccine. Alternately the DNA coding for proteins can be used in DNA vaccines. Other specific cellular components have been used to stimulate disease specific responses, including proteins isolated from the pathogen itself, synthetic peptides, carbohydrates and lipoproteins.

When these new subunit vaccines were first used, it was found that while a pathogen specific immune response was stimulated, this response was often not of the right quality or strong enough to provide protection from infection or disease. As a result, immune modulation technologies have been developed that have been coupled with pathogen specific antigen approaches. These methods for modulating the immune system include conjugation of the antigen to a carrier protein, the use of viral or bacterial vectors to carry specific genes, the use of cytokines or lymphokines to stimulate the immune system and the use of adjuvants. Carrier proteins such as keyhole limpet hemocyanin (KLH) or the toxoids from diphtheria, tetanus and cholera have been used effectively. Viral vectors such as vaccinia, canary pox, or the bacteria BCG are under evaluation as carriers of disease specific genes to determine whether they stimulate a protective immune response. Adjuvants that have been used or that are in development include aluminum hydroxide (alum); MF59, a product of Chiron Corporation and its affiliates ("Chiron"); monophosphoryl lipid A (MPL), a product of Ribi ImmunoChem Research, Inc. ("RIBI"); LeIF, a product of Corixa Corporation ("Corixa"); Adjumer, a product of AVANT Immunotherapeutics Inc. ("Avant"); and saponins from Quillaja saponaria such as QS-21. These adjuvant technologies are not all the same, affecting the humoral and cell mediated pathways differently. Aquila's StimulonTM family of adjuvants, QS-21 and QS-7, are purified, defined molecules, derived from a natural source. They stimulate antigen specific responses and have been shown to promote both antibody and CTL immune responses in animals.





Core Technologies

Aquila and its corporate partners are developing new products based on two core technologies, the Stimulon(TM) family of adjuvants that specifically enhance antibody and CTL responses, and proprietary CD1 processed antigens as well as other antigens specific for the target disease.

The typical development pathway for a disease specific product includes antigen identification, preparation of research quantities of the antigen, formulation studies, demonstration of a biological effect of a product containing the antigen and development of commercial scale, product production procedures. These developmental efforts can include those primarily accomplished within the Company or technology licensed by the Company from outside sources, or a combination of both approaches.

Aquila's ability to develop and produce proprietary disease specific antigens allows it to develop products targeted at specific applications and populations. Company scientists have scientific expertise in: (1) recombinant DNA cloning methods; (2) mammalian, insect and bacterial cell expression; (3) extraction and purification of compounds from natural sources and (4) carbohydrate and polysaccharide production. Furthermore, Company scientists have demonstrated their expertise with a variety of antigens from both viral and bacterial pathogens including those that require high level bio-containment.

The CD1 Antigen Presentation System

In a breakthrough discovery, Michael Brenner, M.D. and Steven Porcelli, M.D., of Brigham and Women's Hospital and Harvard Medical School, found that lipid containing antigens, in addition to proteins, can be processed and presented to the immune system by antigen presenting cells. These antigens are presented by a newly recognized antigen presenting system called the CD1 pathway. The CD1 system involves a family of conserved mammalian proteins that are related to the MHC molecules. The CD1 proteins bind and present antigens to T cells that are fundamentally different than those presented through the MHC system. The CD1 presented antigens contain a lipid component as part of their chemical structure. Lipid containing antigens presented through CD1 stimulate the production of additional cytotoxic T cells that recognize and kill invading pathogens.

Since the initial discovery of the CD1 system, a large and growing body of research has further characterized the CD1 pathway, suggesting that modulating the immune system with lipid antigens has therapeutic potential for a broad range of diseases such as tuberculosis, type I diabetes, and cancer. The research has shown that the lipid antigen pathway can be used to activate anti-tumor responses. Recently researchers have determined the crystal structure of mouse CD1 and the model provides a structural rationale that supports its biological activity. The three dimensional structure shows a binding groove on CD1 that is attractive to lipids due to its hydrophobic nature. Researchers have found that certain lipids are recognized by the same T cell receptors as their peptide counterparts. CD1 lipid antigen presenting proteins resemble MHC proteins in a number of ways, and it appears that they arose from the same ancestral lineage as the MHC proteins. These lipid and glycolipid antigens provide the opportunity for the discovery of a whole new set of products in infectious diseases, cancer and autoimmune disorders.

The Stimulon(TM) Family of Adjuvants

QS-21 is the lead Stimulon(TM) adjuvant. It is a natural product, purified from the bark of a tree which grows in South America, called Quillaja saponaria. Up to 10% of the bark from Quillaja is composed of saponins of which QS-21 is typically one of the more predominant. The bulk bark extract is available in the United States. The Company believes QS-21 is well suited to pharmaceutical development and formulation because it has good stability as a dried powder (at least 3 years), is water soluble, and, when rehydrated, is a clear liquid that mixes easily with other vaccine components. QS-21 is compatible with alum and micro-particles that are used in many experimental product formulations. QS-
21 is well characterized with a known molecular structure - distinguishing it from competing adjuvant candidates, which are typically emulsions or biologicals. Because QS-21 is currently regulated by the FDA as a "constituent material" used in drug preparation, the FDA does not require licensure of facilities used for its manufacture. A second Stimulon(TM) molecule, QS-7, which has a slightly different safety and activity profile, is in development. Patents have issued to Aquila with composition of matter claims covering QS-7 and QS-21, as well as two other identified saponins, QS-17 and QS-18. The Company has also been issued a patent for chemically modified saponins. All patents include the use of all of these molecules as adjuvants. See "Patents and Proprietary Rights".

The use of Stimulon(TM) adjuvants improves the quality of the immune response. Addition of QS-21 to antigens will generally broaden the type of antibody produced, increase the titer, or amount, of antibodies produced, and stimulate cell mediated responses. It is potent and active at microgram doses when used with many types of antigens, including recombinant proteins derived from viruses and bacteria and free polysaccharide antigens from bacterial pathogens. An unusual property of QS-21 not shared by other adjuvants is its ability both to increase significantly the antibody response to free polysaccharide antigens and to boost the titer further with a subsequent vaccination.

The Company believes that the performance of QS-21 will vary depending upon the nature of the antigen and the target population. Initial human studies conducted by the Company's licensees and collaborators have focused on proving the safety of QS-21 and experimenting with different formulations and dose levels. Aquila and its collaborators have completed over 30 studies to date, and more than 1500 subjects have received QS-21 in various formulations. These studies have shown that the addition of QS-21 to product formulations improves the immune response to certain antigens, as evidenced by increased antibody titer.

 Strategy

Aquila's objective is to create and commercialize products that modulate the immune system to prevent, control or treat infectious diseases, autoimmune disorders and cancers. The Company intends to exploit its expertise in adjuvant and antigen research to create products and develop them through Food and Drug Administration ("FDA") or United States Department of Agriculture
("USDA") licensure, and to market products to end users, resellers or partners based on market attributes. In addition, Aquila intends to support its corporate partners' product development programs, further develop its manufacturing capacity, and to in-license and develop related technology.

Exploit Expertise in Immunology

Aquila has developed unique expertise in understanding the molecular mechanisms involved in stimulating and tuning the immune response to specific antigens to allow the development of safe and effective therapeutic and prophylactic products. The Company intends to continue to integrate its proprietary core technologies and to identify targeted applications of its technology. In addition, the Company plans to broaden its expertise in research and development involving different antigens including lipid antigens, recombinant proteins, peptides, polysaccharides and other classes of antigenic molecules. Aquila's strategy is to acquire related products and technologies to supplement its scientific expertise, its capabilities and its product portfolio.

Create and Develop Products

Aquila has established a large number of corporate partnerships and a significant number of products are being developed through these partnerships. However, Aquila believes that it can also develop and retain significant value through its own product development efforts. The Company has three products in clinical development: (i) Quilvax-M(TM) to control bovine mastitis for which final licensing trials are planned in 1999; (ii) Quilimmune-M(TM) for controlling malaria, for which Phase I trials have been completed; and (iii) Quilimmune-P(TM)for preventing pneumococcal infections in the elderly for which Phase II trials are underway. The Company has completed the development and licensure of one product, Quilvax-FeLV(TM) for preventing leukemia in cats. See "Product Development Programs".

Aquila has a large number of ongoing academic collaborations involving other antigens. A number of these are cancer vaccines. In certain cases the Company has options to license related technology should it wish to accelerate the development of these products. The Company intends to develop human products primarily but will exploit unique, significant product opportunities in animal health.

Support Corporate Partners Programs

Aquila has entered into collaborative agreements with SmithKline Beecham, p.l.c., Pasteur Merieux Connaught, Wyeth-Lederle Vaccines and Pediatrics, VaxGen, Inc., NABI, Bristol-Myers Squibb and Progenics Pharmaceuticals, Inc.
as well as a number of other biotechnology companies. Aquila intends to use these partnerships to speed discovery and development of certain products which the Company does not have the resources or skills to develop. These collaborations allow the Company to focus its own efforts on products which have different markets than those of interest to large pharmaceutical companies. The Company has a number of potential licensing discussions underway and intends to continue to selectively license its technology. See "Corporate Partner Programs".

Develop Manufacturing Capacity

Aquila has retained rights to the manufacture of QS-21 on a worldwide basis in all of its licensing agreements, and has been producing QS-21 for clinical trials for all of its partners and its product programs. In addition, the Company operates a small production facility to supply FeLV antigens and vaccine to its corporate partner Virbac S.A. Aquila intends to continue to develop manufacturing expertise and capacity to allow it to retain value from the products that it develops.

In-license Related Technology

Aquila has been and will continue to be opportunistic by in-licensing products and technology related to immune modulation to supplement its product pipeline. In addition to expanding the product portfolio, this strategy will allow the Company to capitalize on newly developed technologies which are synergistic with the Company's existing technology base.

 Product Development Programs

Aquila's strategy is to develop products itself and in partnership with other companies. The Company has six products in development or commercialized.

           Quilimmune(TM) & Quilvax(TM) Product Development
Product                      Market              Status              Partner
Quilvax-M(TM)
Product to control bovine   31 million milk      Licensing trials   Aquila, N.
mastitis                    cows in the U.S.     start in 1999.       America
(S. aureus & E. coli)       & Europe.                               Virbac S.A.
                                                                      Europe.

Quilimmune-M(TM) (SPf66)    1-2 billion persons  Phase II trials  Collaboration
Product to control malaria  at risk.             in 1999.         with World
(Plasmodium falciparum)                                           Health
                                                                  Organization.

Quilimmune-P(TM)            Adults>=65 years     Phase II trials     Aquila
Product to prevent          ~34 million in U.S.   ongoing.          worldwide
pneumococcal infections                                             rights.

Quilvax-FeLV(TM)           ~ 15 million cats     On market,        Virbac S.A.
Product to prevent feline  vaccinated per year.  Leucogen(R),      worldwide
leukemia                                         (Europe);         rights.
                                                Genetivac(R),
                                                  (U.S.).

CD1 - TB                 Affects 1/3 of world's  Preclinical         Aquila.
                            population.            research.


CD1 - Chlamydia         14 million young adults     Research          Aquila.
                         at risk per year, U.S.



Quilimmune-P(TM) for the Prevention of Pneumococcal Infections

Infections by S. pneumoniae cause serious disease in the elderly. Healthy adults are not typically at risk for developing significant disease following exposure to S. pneumoniae. There are over 80 recognized serotypes of pneumococci, each
with varying geographic and age-group prevalence.   Quilimmune-P(TM) is
intended to be used to prevent pneumococcal infections in the elderly.

There are approximately 34 million people over the age of 65 in the United States ("U.S."), and an additional 36 million adults with immune compromising conditions who are at risk for developing disease caused by S. pneumoniae. Various strains of S. pneumoniae are responsible for most community-acquired cases of pneumonia (500,000 cases per year) and are the second most common cause of bacteremia (50,000 cases per year, with 25% mortality). It is estimated that S. pneumoniae causes 40,000 deaths in the elderly and immunocompromised adults each year.

The currently available vaccines, which were developed and approved in the early 1980s, cover the 23 serotypes which cause about 90% of infections in the
U. S. and Europe. The two vaccines approved in the U.S. are composed of purified capsular polysaccharides from each of the 23 serotypes. These vaccines are under-utilized by the elderly for a number of reasons. Reports in the medical literature and confirmed in Aquila's trials indicate that, using the current vaccines, only 60 - 70% of healthy volunteers and 50 - 60% of the elderly respond with a 2-fold or greater increase in the level of specific antibody. A number of side effects are caused by the current vaccines, including pain on injection, a sore arm, fever, and a general feeling of malaise for a few days. Because of these side effects, these traditional vaccines have not been licensed for repeat use. In addition, the antibody titers drop over a number of years. Typically after 3 or more years, the effective levels of antibodies in vaccinees are quite low. Furthermore, data has recently been presented suggesting that the ability of the vaccine to elicit functional antibodies decreases with age of the vaccine recipient. Alternatively, physicians have an option of treating patients who develop pneumonia with antibiotics. However, strains of S. pneumonia that are resistant to several classes of antibiotics have been isolated with increasing frequency over the past few years. With increased antibiotic resistance, the option of using antibiotics may not be as effective, and physicians are moving towards prevention as a therapeutic choice. As a result there is an urgent need for a more effective and safe pneumococcal vaccine for the elderly.

In animal studies Aquila scientists have shown that Quilimmune-P(TM), which contains 23 different capsular polysaccharides and QS-21, improves the immune response over that seen with the approved vaccine. Many polysaccharides to which elderly mice do not typically respond become immunogenic with Quilimmune-P(TM). In addition, antibody titers to many serotypes increases. This effect was most pronounced following two immunizations.

Aquila has completed a Phase I clinical trial involving a single immunization in healthy young or middle aged adult volunteers. Quilimmune-P(TM) was immunogenic in a fashion comparable to the control. In addition, subjects who received Quilimmune-P(TM) formulated with lower than normal doses of antigen responded in a similar way. These results were not unexpected since healthy adults, not elderly people, were used as subjects for the study.

In a series of Phase II studies which began in 1998, Aquila is evaluating Quilimmune-P(TM) formulations that were shown to be well tolerated in the Phase I studies. The first study, completed in October 1998, was a prospective, randomized, double blind comparison of a single immunization of Quilimmune-P(TM) to the currently licensed vaccine product in an elderly population. The clinical endpoints were safety, quality and quantity of the immune response. Quilimmune-P(TM) was generally well tolerated; however, the differences between Quilimmune-P(TM) and the control vaccine in the frequency of a two-fold or greater increase in antibody titer following the single immunization were not consistent, and only reached statistical significance with one serotype. The Company plans to continue evaluation of Quilimmune-P(TM) in a Phase II clinical study evaluating a second immunization twelve months following the first.

Quilvax-M(TM) for the Control of Bovine Mastitis

Bovine mastitis is an inflammation of a dairy cow's udder. Two pathogens cause the majority of infections resulting in mastitis: Staphylococcus aureus ("S. aureus") and Escherichia coli ("E. coli"). Mastitis is the most costly disease affecting the dairy industry. The economic impact in the United States of bovine mastitis is estimated to be $1.8 billion per year. According to the National Mastitis Council, losses per cow per year are $184 (there are about 9.5 million dairy cows in the U.S.). Mastitis in dairy cows results in lower milk quality and this lowers the economic value of the milk. Many times when an animal develops mastitis, it is simply culled from the herd. As a result, the farmer incurs costs due to animal treatment and replacement. Dairies pay a premium for high milk quality.

There are a number of bovine mastitis vaccines on the market, but these are directed towards E. coli only. Aquila's Quilvax-M(TM) bovine mastitis product is bivalent, containing antigens for both S. aureus and E. coli, and is expected to provide broader control of mastitis.

The S. aureus component of Quilvax-M(TM) is based on a patented cell surface protein from S. aureus called fibronectin binding protein. Fibronectin binding protein is primarily responsible for attachment of S. aureus to host tissue, in this case the epithelium of the bovine mammary gland. It is believed that this attachment is a critical step in the disease process and results in the inflammation and tissue destruction that characterizes mastitis. In the Company's Quilvax-M(TM) program, fibronectin binding protein is used as the target antigen for development of a beneficial immune response. Antibodies directed against fibronectin binding protein may block the attachment of S. aureus to mammary gland tissue and may help kill infected cells through antibody-dependent mechanisms.

The Company has been making use of the ability to experimentally cause S. aureus mastitis by direct challenge of dairy cattle with bacteria deposited in the mammary gland. In a typical challenge experiment, the response of several groups of animals, both treated and non-treated controls, to a S. aureus challenge are compared. Recent studies indicate that Quilvax-M(TM)is safe and that it reduces the inflammatory response that develops upon infection. Measurement of parameters that determine milk quality and the price dairy producers would receive for their milk indicates that milk from animals vaccinated with Quilvax-M(TM) would have a higher value than that from non-treated controls.

The E. coli portion of Quilvax-M(TM) is modeled after the E. coli mastitis products currently on the market. The marketed products make use of a mutant strain of E. coli that has slightly altered surface carbohydrate structure. Quilvax-M(TM) makes use of a similar E. coli mutant. Biochemical anlysis of Quilvax-M(TM) and the marketed products indicate that the amount of active component directed against E. coli present in Quilvax-M(TM) is similar to or exceeds that present in the marketed products.

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

The research costs are 50% funded by Virbac. The Company has retained exclusive marketing rights in North America while Virbac has exclusive marketing rights in Europe. The parties share marketing rights in the rest of the world.

Quilimmune-M(TM) for the Control of Malaria

According to estimates in published reports, about two billion people reside in malaria-infected areas. The yearly incidence of malaria is estimated by the World Health Organization at 300 to 500 million cases, with a death toll of 1.5 to 3 million persons. While anti-malarial drugs have been in use for decades, they are expensive and resistant malarial strains are becoming increasingly common. The World Health Organization has identified malaria as a priority vaccine target in developing countries.

Aquila is involved in a number of programs to develop products to control malaria. One of the programs is a collaboration with SmithKline Beecham,p.l.c. (see "Corporate Partner Programs").

In addition to this program, Aquila has a collaboration with the World Health Organization (WHO) on another malaria product involving the antigen SPf66. SPf66, a polymerized synthetic peptide developed by Dr. Manuel Patarroyo of the Institute de Inmunologia in Bogota, Colombia, contains sequences from proteins expressed during several stages of the parasite's life cycle. The antigen has been tested with an alum adjuvant in several large clinical trials in humans. Protection was achieved from malaria in two of the trials in about 30% of the adults and children. In two other trials no protection was observed. These mixed observations could be the result of several factors: different manufacturing processes were used for the SPf66; the design of the trials was different; the clinical definition of malaria varied between studies; and the study populations were different.

Aquila has investigated the effectiveness of a Quilimmune-M(TM) product containing QS-21 and SPf66. In a study in Aotus monkeys, 57% of the animals were protected from malaria on challenge after immunization with Quilimmune-M(TM). In this study, a control vaccine of SPf66 with alum (the product that was used in the human studies) gave 25% protection, which is comparable to the results obtained previously in humans.

A human clinical trial of Quilimmune-M(TM) has been completed. In this Phase I trial, about 90 volunteers enrolled in five groups received the different formulations of Quilimmune-M(TM), or the SPf66/alum product, or alum, or a control of QS-21 alone. The clinical trial was designed as a dose escalation study to evaluate the different formulations. Both two dose and three dose schedules were evaluated with immunogenicity measured as a function of antibody titer. Safety data indicated that Quilimmune-M(TM) was generally well tolerated and very significantly increased the immune response after both two and three immunizations compared to the SPf66/alum control. Antibody titers of volunteers receiving Quilimmune-M(TM) were over 100 times higher than those of
volunteers receiving the SPf66/alum control.   Two volunteers, however, who
received Quilimmune-M(TM) developed severe allergic reactions after the third immunization. Such reactions occasionally occur following immunization;
these were quickly resolved following anti-allergic medication and corticosteriod therapy. The Company intends to evaluate the protective potential of the enhanced immunogenicity resulting from immunization with Quilimmune-M(TM) in further trials.


Quilvax-FeLV(TM) for the Prevention of Feline Leukemia

Aquila has developed a recombinant sub-unit vaccine against the feline leukemia virus. The product was approved in 1990 in the U.S. and 1991 in Europe. The product is marketed by Virbac S.A. in Europe, Australia and Japan under the tradename Leucogen(R) and Virbac S.A. has indicated that it intends to market the product directly in the U.S. in 1999. Feline lukemia is a highly contagious and commonly fatal disease of cats. Aquila's product was the first recombinant vaccine ever developed against a tumor-causing virus in mammals.
A patent covering Quilvax-FeLV(TM) has been issued in the U.S. and a number of other countries. Aquila manufactures bulk formulated product for the United States and Australian markets, and supplies Virbac with bulk antigen and adjuvant for further manufacture for the European and Japanese markets. The product is the leading feline lukemia vaccine in Europe, and in an independent study was found to be the most effective of three leading feline lukemia products on the market.

CD1-TB

Mycobacteria tuberculosis is one of the world's most prevalent infectious diesease pathogens. It infects one third of all people and kills more individuals, 2-3 million per year, than any other infectious agent. Strains of Mycobacteria tuberculosis that are multi drug resistant have been isolated and their frequency is increasing. Aquila's tuberculosis program is based on research initated at the Brigham & Women's Hospital by Drs. Brenner and Porcelli. In their research work, Drs. Brenner and Porcelli discovered that lipid antigens of Mycobacteria tuberculosis are presented to the immune system by CD1. Identification and characterization has show that these antigens have lipid and carbohydrate components. Initial immunization challenge studies have been conducted in laboratory animals using a vaccine containing a mixture of these lipid antigens in a formulation with QS-21. Following immunization and challenge, animals receiving the experimental vaccine had a significantly reduced bacterial burden when compared to non-immunized controls. Our ongoing work, a collaborative effort between Brigham & Women's Hospital scientists and Aquila scientists, is focused on identifying specific Mycobacteria tuberculosis antigens that provide immunological benefit and demonstrating usefulness in animal models as a prelude to human studies.

CD1-Chl

Chlamydia trachomatis is believed to be the world's most common sexually transmitted bacterial pathogen. In the U.S., Chlamydia trachomatis remains the most common reportable infectious disease, and studies have linked infection by Chlamydia trachomatis to Pelvic Inflammatory Disease and infertility. Aquila's research effort is concentrated on antigen discovery with a particular interest in antigens presented to the immune system by CD1.

Corporate Partner Programs

In addition to Aquila's internal product development programs, the Company has six corporate partners who have licensed the Stimulon(TM) adjuvants for a variety of human diseases. The six corporate partners are SmithKline
Beecham, p.l.c., Wyeth-Lederle Vaccines and Pediatrics, Pasteur Merieux Connaught, Bristol Myers/Squibb, (Progenics Pharmaceuticals, Inc.),
VaxGen, Inc. and NABI. Three of the world's four largest vaccine manufacturers are using Aquila's adjuvants. In return for rights to use Stimulon(TM) adjuvants for specific diseases, the corporate partners have agreed to pay Aquila license fees, milestone payments, and royalties on product sales. Aquila has retained worldwide manufacturing rights for QS-21. In addition to corporate partners, the Company has developed a number of academic collaborations to test potential product formulations containing QS-21.

SmithKline Beecham, p.l.c. ("SB") has licensed QS-21 for a number of different applications. The world's leading manufacturer of Hepatitis B vaccine, SB is aggressively marketing its existing portfolio of vaccines, while developing new and improved products. SB has completed a number of clinical trials of potential products containing QS-21 and is also investigating the use of combinations of different adjuvants.

In collaboration with the Walter Reed Army Institute of Research
(WRAIR), SB reported in the New England Journal of Medicine (Stoute et al., NEJM, January 9, 1997, pp. 86-91) results of a Phase I human challenge study involving the testing of a potential malaria product formulated with different adjuvants. The three different product formulations all contained a recombinant circumsporozoite malaria antigen fused to a hepatitis B surface antigen as a carrier protein. The first formulation also contained MPL and alum; the second an emulsion of oil and water; and, the third was SBAS2, a proprietary SB adjuvant formulation containing QS-21 and other adjuvants. The study results showed that the first formulation was only weakly immunogenic compared to the other formulations. Following a challenge with malaria carrying mosquitoes, the third formulation containing QS-21, was the only one to give significant protection from infection. SB has initiated Phase II studies in Africa.

SB is developing TA-GW, a vaccine for genital warts which is licensed from Cantab Pharmaceuticals plc and has been reformulated with SBAS2. Phase I studies have been completed and a Phase I/II dose ranging study is underway. SB is planning to initiate additional studies in 1999.

SB has completed Phase II studies of a therapeutic product for treating people chronically infected with hepatitis B, and is planning additional studies in 1999. Phase I clinical studies of a therapeutic vaccine for treating people with herpes infections have been completed.

Pasteur Merieux Connaught ("PMC") has licensed QS-21 for use in its HIV vaccine programs. PMC has ongoing pre-clinical work on two potential HIV products and has started a Phase I clinical trial to evaluate a third HIV vaccine candidate.

Wyeth-Lederle Vaccines and Pediatrics ("Wyeth-Lederle") licensed QS-
21 in 1992 for use in five vaccines. Wyeth-Lederle, formed as a result of the acquisition of American Cyanamid by American Home Products, is a leader in pediatric vaccines. Wyeth-Lederle has completed a Phase I clinical trial using a product formulated with QS-21, and has informed the company that it intends to conduct additional clinical studies.

Bristol Myers Squibb/Progenics Pharmaceuticals, Inc.
("BMS/P")licensed QS-21 for use in certain therapeutic products for cancer. BMS/P's most advanced program involves a vaccine called GMK which incorporates QS-21 with a ganglioside preparation called GM2 to treat melanoma. The pivotal Phase III study in high risk melanoma patients has passed the mid point in patient accrual. Another Phase III trial commenced in 1997 and is being conducted outside the U.S. A third trial in intermediate risk melanoma patients is planned. A second cancer product, MGV, which contains QS-21 and the ganglioside GD2, is entering Phase
II/III trials. This product is expected to be applicable to a number of cancers. Aquila has licensed Progenics to use QS-21 in exchange for a license fee, an equity interest in Progenics, and royalties, and has a supply agreement with BMS.

VaxGen, Inc. (an early stage company whose major corporate shareholder is Genentech, Inc.) has licensed QS-21 for use in its HIV-1 vaccine program. VaxGen has conducted a number of Phase I clinical trials in healthy volunteers with a product formulated with QS-21, under the auspices of the National Institutes of Health. Volunteers received very low doses of gp120 antigen combined with QS-21 and/or alum. These product formulations were well tolerated and immunogenicity results were promising. A fourth trial based on these product formulations was initiated in late 1998 and is ongoing.

NABI has licensed QS-21 for use in production of immunoglobulin for prevention and treatment of gram-negative and gram-positive bacterial infections. NABI is currently evaluating its products in clinical trials without using adjuvants. The Company is uncertain if or when NABI will commence clinical trials using QS-21.

                  PRODUCT CLINICAL DEVELOPMENT STATUS
               Pre-clinical  Phase I  Phase II  Phase III On Market  Partner
               Research    Feasibility Efficacy Licensing

Quilvax-FeLV   -------------------------------------------------     Aquila/
                                                                      Virbac
Melanoma (GM2) -----------------------------------------             BMS/
                                                                      Progenics
Quilvax-M (TM) --------------------------------                      Aquila
Hepatitis B    --------------------------------                      SB
Melanoma (GD2) --------------------------------                      BMS/
                                                                       Progenics

Quilimmune-P   --------------------------                            Aquila
Malaria (RTS,S)--------------------------                            SB
HPV            --------------------------                            SB/Cantab
Quilimmune-M
  (tm) (SPf66) ----------------------                                Aquila/WHO
HIV-1 (gp 160) ----------------------                                PMC
Herpes         ----------------------                                SB
Respiratory
 Virus         ----------------------                                Wyeth
HIV -1 (gp 120)----------                                            VaxGen
CD1-TB         -------                                               Aquila
CD1-Chl        ----                                                  Aquila


Manufacturing and Scale-up

As part of each Stimulon(TM) adjuvant licensing agreement, the Company has retained the right to be the exclusive supplier of Stimulon(TM) adjuvants. The license agreements stipulate supply prices, within certain ranges. Pursuant to the license agreements, the Company will also receive royalties on its licensees' product sales.

The Company currently manufactures QS-21 for commercial animal health use and for use in human clinical trials. The Company has scaled the critical steps of the process to produce a batch size suitable for large-scale commercial production up to 2,000,000 doses.

The FDA classifies QS-21 as a constituent material used in vaccine preparation. As a result, the FDA does not require licensure of facilities used for the manufacture of QS-21. Aquila believes that this classification affords flexibility in the timing of investment in commercial manufacturing facilities. After the safety and effectiveness of QS-21 has been demonstrated, Aquila expects to be in a position to reasonably project the capital investment required and can adjust the scale of manufacturing as additional products reach the market.

The Company also currently manufactures Quilvax-FeLV(TM) antigen and vaccine, which were licensed for sale in the U.S. by USDA in 1990 and for European sales in the European Community ("E.C.") in 1991. The Company produces commercial quantities at the 400 liter fermentation scale. Due to the relocation of its facilities, Aquila is currently re-validating and re-licensing its facilities.

Patents and Proprietary Rights

Aquila has pursued a policy of obtaining patent protection for its technologies both in the U. S. and in selected foreign countries. The Company has filed or has rights to a number of U.S. patents and patent applications and their foreign counterparts. Aquila also relies on trade secrets, proprietary know-how, and continuing technical innovation to develop and maintain its competitive position.

Aquila's future success will depend, in part, upon its ability to develop products and technologies and to obtain patent protection for its products and technologies both in the U. S. and Europe. There can be no assurance that patent applications owned or licensed by the Company will issue as patents; that patent protection will be secured for any particular technology, or that, if issued, such patents will be valid, or that they will provide the Company with meaningful protection against competitors. There can be no assurance that the patents will not be challenged or designed around by others. Proceedings brought against Aquila's patents could expose it to significant expense and the risk of adverse determinations.

Aquila is not aware of any issued third party patents that would interfere with development of any of its products. There can be no assurance that Aquila will not infringe existing or future patents owned by others; that third parties will not bring suit against Aquila for infringement of such patents. There can be no assurance that the Company could obtain necessary or desirable licenses on acceptable terms or that it could design around such patents. Any litigation instituted by third party patent holders could expose Aquila to significant expense and the risk of adverse determination.

QS-21 and Other Adjuvants

Aquila has three issued and five pending U.S. patents covering QS-21, QS-7, and the other principal fractions of Quillaja saponaria and methods of their use in vaccines. Comparable applications have been filed in appropriate additional jurisdictions, sixteen of which have issued. The Company believes that the standard of purity specified in the patent for the saponin fractions is necessary to achieve a safety profile acceptable for human use. CSL International ACN ("CSL") controls certain patents and patent applications covering ISCOMS (immune stimulating complexes) prepared from crude saponin fractions, lipids and various antigens. The Company believes that its products do not infringe CSL's U.S. patent due to process differences and formulation techniques that avoid ISCOM formation. The Company believes that its products do not include ISCOM formation nor make use of ISCOM technology. CSL and Seed Capital Inc., another company with an interest in ISCOM technology, filed an opposition with the European Patent Office ("EPO") on the issuance of Aquila's QS-21 patent in Europe. A hearing before the EPO was held in October of
1998.   The Company prevailed against all points raised in the opposition.  CSL may appeal the EPO's decision and though the Company does not believe that CSL's claims have any merit or are likely to succeed, there can be no assurance that the Company will prevail in any future actions taken to attack the validity of its patents.

CD1 Antigen Presentation System

Aquila holds a license to a broad patent covering a CD1 restricted immune response, a patent covering certain molecules presented through CD1 and has several pending patents on the CD1 technology.

Mastitis

Aquila exclusively licensed from Alfa Laval Agri AB certain base technology used in the bovine mastitis program. This technology includes patents and patent applications on fibronectin binding proteins from S. aureus, E. coli and
S. dysgalactiae. The Alfa Laval license calls for payment of an initial license fee, royalties, and additional license fees as additional patents issue and when Aquila commercializes the vaccines. As part of the joint development agreement with Virbac, Aquila arranged for Alfa Laval to grant a direct license to Virbac in certain territories.

To date 11 patents have been issued in the U.S. related to fibronectin binding proteins, the genes that encode these proteins, related synthetic peptides and the use of these materials for treating infections.

Other Patents

Aquila holds U.S. patents on its Quilvax-FeLV(TM) vaccine and on drug delivery compounds. Patents on methods of expressing and purifying proteins made in a baculovirus expression system have issued. Aquila has a fully paid-up, royalty-free license to U.S. Patent No. 4,734,362 and foreign counterparts (protein purification) in the vaccine, therapeutic and related research fields. Aquila has a fully paid-up, royalty-free license to U.S. Patent No. 4,753,873 in the veterinary diagnostic field; and a non-exclusive sublicense to U.S. Patent No. 4,725,669 and U.S. Patent No. 5,068,174 (HIV-gp120-p27) in the vaccine, therapeutic and related research fields. Aquila also has several issued and pending patents in the field of Lyme Disease and Human Granulocytic Ehrlichiosis.



Competition

The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of Aquila in the U. S. and abroad are numerous. They include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that Aquila's competitors will not succeed in developing technologies and products that are more effective than any which have been developed by the Company or may be developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than Aquila. In addition, some of Aquila's competitors have substantially greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, Aquila's competitors may succeed in obtaining FDA approval for products more rapidly than could the Company. There can be no assurance that Aquila's products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the U. S. or elsewhere. If Aquila commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it may have less experience. A significant amount of research in the field is also being carried out at academic and government institutions. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or in collaboration with competitors and will compete with Aquila in recruiting highly qualified scientific personnel.

Aquila is aware of certain programs and products under development by others which may compete with its programs and products. Several companies, including Ribi ImmunoChem Research, Inc., Corixa, Avant and Chiron Corporation, are developing adjuvants and antigens.

Merck Laboratories, Wyeth-Lederle, SB, PMC and possibly others are in human clinical trials with conjugate pneumococcal vaccines and have existing non-adjuvanted products on the market. Several companies market mastitis vaccines for infections caused by E. coli. The existence of products developed by these and other competitors, or other products of which Aquila is not aware or which may be developed in the future, may adversely affect the marketability of products developed by Aquila.

Aquila's adjuvant licensees are also licensees of Ribi, Corixa and Avant.

Government Regulation

The FDA, the USDA, the Environmental Protection Agency, and comparable state and other agencies, including those in foreign countries, impose requirements governing the development, manufacture and marketing of certain of Aquila's products and products under development. The regulatory process can take several years, involves lengthy and detailed laboratory and clinical testing, and requires substantial expenditures. Human biologicals and pharmaceuticals, including vaccines, typically require three stages of clinical trials: Phase I to determine the preliminary safety of the product; Phase II during which the efficacy of the product is preliminarily assessed and treatment regimens refined; and Phase III (sometimes referred to as "pivotal trials") during which final safety and efficacy data are generated. Regulatory approval is required prior to commencement of clinical trials. The clinical data, together with comprehensive manufacturing and facility information, is filed with the FDA in a Product License Application ("PLA") and an Establishment License Application, or in certain cases as a Biologics License Application, on which the regulatory agencies base their approval decisions. In some instances, particularly in cases of life-threatening diseases for which there is no effective treatment, the clinical trial phases may be combined, or approval may be sought after completion of an expanded Phase II trial.

Because QS-21 is currently classified by the FDA as a constituent material used in drug preparation, the FDA does not require licensure of facilities used in its manufacture. Aquila believes that this affords investment flexibility in commercial manufacturing facilities. Aquila has filed Biologics Master Files for QS-21 with the FDA, which its licensees can reference as part of their own PLAs as they seek FDA approval.

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

Human Resources

As of December 31, 1998, Aquila employed 47 full-time employees. The employees are not represented by any labor unions, and the Company considers its relations with those employees to be good. Aquila's scientific staff has expertise in many relevant areas and is augmented by consulting agreements with research scientists located at various academic institutions and commercial organizations.

Scientific Advisory Board

Aquila's Scientific Advisory Board consists of 7 individuals with recognized expertise in immunology and oncology. The Scientific Advisory Board meets from time to time to discuss matters relating to the Company's current and long-term scientific planning and research and development, and the individual members are available for consultation on an informal basis. All members of the Scientific Advisory Board are employed by academic institutions, and may have commitments or consulting or advisory obligations to other entities that may limit their availability to Aquila. These entities may be competitors of Aquila. In certain circumstances, the academic institutions which employ the Scientific Advisory Board members may assert ownership rights to inventions or other technology that may result from advice provided to Aquila by such members. In such circumstances, Aquila could seek to negotiate licenses to such inventions or technology, but there can be no assurance that the Company would be able to obtain such licenses on commercially reasonable terms. No members of the Scientific Board are expected to devote more than a small portion of their time to Aquila's business.

The following persons are the current members of the Scientific Advisory
Board:

Dr. Michael Brenner, M.D.
K. Frank Austen Professor of Medicine
Chief, Division of Rheumatology, Immunology & Allergy
Brigham and Women's Hospital
Smith Building, Room 225
One Jimmy Fund Way
Boston, MA 02115

John R. David, M.D.
Richard Pearson Strong Professor
Department of Immunology and Infectious Diseases
Harvard School of Public Health
665 Huntington Avenue
Boston, MA 02115

Robert Edelman, M.D.
Professor of Medicine and Pediatrics
Center for Vaccine Development
University of Maryland School of Medicine
685 West Baltimore Street, Room 480
Baltimore, Maryland 21201

Dr. Philip Livingston, M.D.
Clinical Immunology Service
Memorial Sloan-Kettering Cancer Center
1275 York Avenue
New York, NY 10021

Dr. Steven A. Porcelli, M.D.
Assistant Professor of Medicine
Division of Rheumatology, Immunology and Allergy
Smith Building, Room 516B
One Jimmy Fund Way
Boston, MA 02115

Dr. John Treanor, M.D.
Associate Professor of Medicine
University of Rochester Medical Center
Infectious Diseases Unit
601 Elmwood Avenue, Box 689
Rochester, New York 14642

Richard J. Whitley, M.D.
Professor of Pediatrics, Microbiology and Medicine
The University of Alabama at Birmingham
616 Children's Hospital
1600 Seventh Avenue South
Birmingham, Alabama 35233

Item 2.  Properties.

Aquila's operations are conducted in a leased manufacturing, research and office facility in Framingham, Massachusetts.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders of Aquila during the fourth quarter of the fiscal year ended December 31, 1998.

Item 4.A. Executive Officers of the Registrant.

The following is a list of management of the Company, their ages, positions, offices and business experience, as of February 1, 1999:

Alison Taunton-Rigby, Ph.D., 54, has been President, Chief
Executive Officer and Director since March of 1996.  Dr. Taunton-
Rigby served as President and Chief Executive Officer and a member of the Board of Directors of the Company's predecessor, Cambridge Biotech Corporation ("CBC") from April 1995 until October of 1996.
From 1993 to 1994, she was President and Chief Executive Officer of Mitotix, Inc., a biopharmaceutical company. Prior to joining Mitotix, Dr. Taunton-Rigby was Senior Vice President, Biotherapeutics, of Genzyme Corporation, where she had overall responsibility for Genzyme's biotherapeutics business. Dr. Taunton-Rigby is a member of the Board of Directors of BIO, the national trade organization and a past Chair of and current member of the Emerging Companies Section.
She is also a member of the Board of Directors and a past President of the Massachusetts Biotech Council, the trade organization representing Massachusetts biotechnology companies. Dr. Taunton-Rigby received her doctorate in Chemistry from the University of Bristol in England, and is a graduate of the Advanced Management Program of the Harvard Business School. She is a director of Synaptic Pharmaceutical Corporation. She is also a member of the Bentley College Ethics
Board.

Gerald A. Beltz, Ph.D., 47, is Senior Vice President of Research and Development of the Company. Dr. Beltz served as Vice President of Research and Development of CBC from 1993 to 1996. For ten years prior to assuming these positions, Dr. Beltz held various scientific positions with CBC. Dr. Beltz was responsible for the initial development of Aquila's FeLV feline leukemia vaccine and CBC's
HIV-1 diagnostic assays, and is the lead inventor on the patents covering these products. Dr. Beltz received his B.S. from Beloit College, his M.A. and Ph.D. from Princeton University, and did his post-doctoral work at Harvard University.

Deborah B. Grabbe, 47, is Vice President of Manufacturing Operations of the Company. Ms. Grabbe served as Vice President of Manufacturing Operations for CBC from 1995 until 1996. She was Vice President of Regulatory Affairs and Product Quality for CBC from 1993 to 1994. Prior to joining CBC in 1993, Ms. Grabbe was Director of Regulatory and Clinical Affairs and Director of Product Support for Behring Diagnostics, Inc. From 1987 to 1988 she was Vice President of Operations at Biotechnica Diagnostics, Inc. Ms. Grabbe holds a B.A. from Oberlin College and an M.S. from John A. Burns School of Medicine, University of Hawaii.

James L. Warren, 53, joined Aquila in January of 1998 as Vice President of Finance, Chief Financial Officer and Treasurer of the Company. From 1991 to January 1998, Mr. Warren was Vice
President and Corporate Controller of Genzyme Corporation, a multinational biotechnology and health care product company. From 1984 to 1991, Mr. Warren was Vice President of Finance and Administration of Itek Graphics Corporation, Composition Systems Division, a supplier of composition software systems. Mr. Warren holds a B.S. from the University of Tennessee and an M.B.A. from Boston University.


PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

The Company's common stock trades on the Nasdaq Stock Market under the symbol AQLA. The prices quoted below for 1998 and 1997 represent sale prices as reported by the Nasdaq Stock Market. The prices reported through the third quarter of 1996 represent bid prices for transactions reported by brokers on the "OTC Bulletin Board" and in the so called "pink sheets", and reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The prices reported through the third quarter of 1996 represent transactions in the stock of Cambridge Biotech Corporation ("CBC"), predecessor to Aquila, restated to give effect of an exchange of CBC stock at a ratio of one share of Aquila for each 7.569 shares of CBC. Aquila's stock was deemed registered pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934 in October 1996 and began trading on Nasdaq on October 24, 1996. As of March 19, 1999 there were 4,890 holders of record of Aquila's Common Stock.

                         1998                    1997              1996
Quarter           High        Low          High     Low        High     Low

1st               $ 8.63      $ 4.00       $ 7.50   $ 5.00     $12.31   $ 2.81
2nd               $ 7.38      $ 4.00       $ 6.38   $ 3.75     $ 9.44   $ 3.75
3rd               $ 4.50      $ 2.45       $ 5.75   $ 4.63     $ 6.13   $ 2.63
4th               $ 4.31      $ 2.06       $ 5.25   $ 4.06     $ 6.75   $ 3.25

The Company has not paid any dividends.


Item 6.  Selected Financial Data.

                       Aquila Biopharmaceuticals, Inc.
                        For the years ended December 31,
                 (Dollars in thousands except per share amounts)


                                       1998     1997     1996     1995     1994
Total revenues                      $ 5,597  $ 6,928  $ 6,573  $ 5,728  $ 5,010
Total expenses (1)                  (22,145) (10,564) (11,745) (12,242) (16,109)
Other income                          1,948    4,370    5,777    2,162      360
Total reorganization items(2)            --       --   (1,715)    (813)    (869)
                                     ______   ______   ______   ______   ______

Income/(loss) continuing operations (14,600)     734   (1,110)  (5,165) (11,608)
                                    _______   ______   _______  ______   ______
Income/(loss) discontinued
  operations (3)                         --      191    9,109      223  (10,668)
                                    _______   ______   _______  ______   ______
Income/(loss) before extraordinary
  loss (4)                          (14,600)     925    7,999   (4,942) (22,276)
                                    ________  ______   _______  ______   ______

Extraordinary loss                        --      --   (2,039)      --       --
                                    ________  ______   _______  ______   ______
Income/(loss)                      $(14,600)  $  925   $5,960  $(4,942)$(22,276)
                                    ========  ======   =======  ======   ======


Income/(loss) per weighted average
  number of common shares (diluted):


Continuing operations               $ (2.22)  $ 0.14   $(0.30)  $(1.50) $ (3.40)

At year end:
 Cash and marketable securities(5)  $15,156  $16,897  $17,675   $7,072  $ 8,538
 Working capital                    $11,891  $16,029  $16,157   $7,977  $ 8,886
 Total assets                       $24,628  $20,667  $26,312  $23,045  $28,503
 Long term debt                     $ 3,669  $   139  $ 4,056  $    --  $    --
 Total long term obligations        $ 3,894  $   364  $ 4,281  $12,168  $12,413
 Stockholder's equity               $15,653  $17,887  $16,917  $ 3,946  $ 8,668

____________
(1) 1998 includes $9.9 million charge for purchased incomplete technology.
(2) The Company recorded professional fee expense of $2.1 million, $1.2 million and $0.6 million, and interest earned on cash resulting from Chapter 11 proceedings of $0.4 million, $0.4 million and $0.1 million in 1996, 1995 and 1994, respectively. In 1994, the Company recorded $0.4 million as a provision for rejected executory contracts.
(3) In 1996, the Company sold the enterics diagnostics business for $5.7 million and the retroviral diagnostic business for $6.5 million, recording a combined gain of $7.6 million. In 1997, a gain of $0.2 million was recorded on the sale of inventory from these businesses. The Company's income from these businesses was $1.5 million and $0.2 million in 1996 and 1995, respectively. In 1994, the Company recorded a loss from operations of $3.2 million and a loss of $7.5 million on the sale of its Irish subsidiary.
(4) The Company recorded an extraordinary loss of $2.0 million in 1996 upon its reorganization and emergence from Chapter 11 bankruptcy for issuance of shares valued at $5.6 million in settlement of a shareholder class action suit offset by forgiveness of debt of $3.8 million on pre-petition liabilities.
(5) Cash and marketable securities balances reflect proceeds from the sale in 1996 of the Company's diagnostic businesses for a combined $12.2 million proceeds, a paid up license fee of $3.3 million, and in 1997, net cash proceeds from the sale of the Company's Rockville, Maryland property of $2.0 million.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the expectations of Aquila's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties such as general economic conditions; risks in product and technology development; delays in the regulatory process; difficulties in obtaining raw materials for the Company's products; failure of corporate partners to commercialize successfully products using the Company's technology; competition; the costs of acquiring additional technology; failure to obtain additional funding for planned activities; and other risks and uncertainties identified in this report on Form 10-K and in Aquila's Security and Exchange Commission filings and the exhibits thereto.

Results of Operations.

The operating results of Aquila reflect its biopharmaceutical business. The businesses operated by Aquila's predecessor, Cambridge Biotech Corporation ("CBC"), are presented as Discontinued Operations in the Statements of Operations.


1998 Compared to 1997

Revenues

Total revenues for 1998 were $5.6 million, a decrease of 19% from 1997. Product revenues were $1.0 million, a decrease of 28% from 1997. Revenues from research and development were $4.6 million, a decrease of 17% from 1997.

Product revenues were lower in 1998 due to the acquisition of a reseller by a competitor. The Company's marketing partner, Virbac S.A., informed the Company that it has plans to respond to this competitive action. However, until Virbac's plans are realized, product revenues are expected to remain at the 1998 level.

Revenues from research and development activities for 1998 were lower than
1997 due, in part, to fluctuating shipments of the Company's StimulonTM adjuvant, QS-21, used in clinical trials by the Company's corporate partners. Also, the Company received $0.9 million in 1998 from its animal healthcare partner compared to $1.1 million in 1997. This program, which is developing a product to treat bovine mastitis, has evolved from the research stage, during which all costs were shared, to the development and final licensing trial stage,
in which only certain costs are shared.   In 1998, the Company received $3.0
million, the final scheduled license payment from a partner for use of Stimulon(TM). In 1997, this payment was $3.5 million.

Costs and Operating Expenses

Cost of sales was 101% and 78% in 1998 and 1997, respectively. The higher cost of sales in 1998 was due to downtime caused by the move of the Company's corporate offices and all operations to new leased facilities, partially offset by a price increase.

Research and development expenses for 1998 were $17.4 million, including a charge of $9.9 million for incomplete technology as a result of the purchase of VacTex, Inc., ("VacTex") in April 1998. The purchase price was charged to incomplete technology due to the early stage of the technology and the need to
expend additional resources to develop the technology.   In 1998, the Company
expended $0.9 million on the VacTex research and development program. This program is expected to be a long-term endeavor of the Company that will be evaluated periodically to determine spending levels. Excluding the VacTex charge, research and development spending was $7.4 million compared to $5.0 million in 1997, an increase of 48%. The increase was due to clinical and licensing trial expenses, patent issuance expense, and spending on the CD1 research programs acquired from VacTex.

General and administration spending was $3.8 million compared to $4.5 million in 1997, a decrease of 16%. The lower spending was a result of lower staffing levels, lower legal and professional fees, and lower facility costs.

Other Income

Other income was $2.0 million, a decrease of 55% from 1997. In 1997, the Company had a gain of $2.3 million on the sale of real estate. In 1998, royalty income, which is derived primarily from agreements from discontinued operations, was $0.5 million compared to $0.9 million in 1997. Royalty income from these sources may continue to decline as new products replace products covered by the royalty agreements. Miscellaneous income in 1998 was $0.5 million compared to $0.1 million in 1997 and included $0.1 million from settlement of a lawsuit and $0.3 million from abatement of real estate taxes. Net interest income was $0.9 million in 1998 compared to $0.6 million in 1997. The increase was due to higher interest expense in 1997 on a real estate mortgage retired upon sale of the property in November 1997.

1997 Compared to 1996

Revenues

Total revenues for 1997 were $6.9 million, an increase of 5% over 1996. Product revenues were $1.3 million, an increase of 48% over 1996. Revenues from research and development were $5.6 million for 1997, a decrease of 1% from 1996.

Product revenues in 1997 increased as a result of a price increase and higher unit sales of the Company's animal health product to the Company's marketing partner.

Revenues from research and development for 1997 decreased due to the completion of NIH contracts in 1996 offset by increased shipments of the Company's StimulonTM adjuvant for use in partner's clinical trials. One of the partners paid $3.5 million in each of 1997 and 1996 to maintain its license for use of QS-21. In addition, the Company received $1.1 million in contract revenues from its bovine mastitis development partner compared to $1.2 million in 1996.

Costs and Operating Expenses

Cost of sales was 78% and 165% in 1997 and 1996, respectively, with the improvement resulting primarily from volume generated, operating efficiencies and to a price increase in one product.

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

Other Income

Other income in 1997 was $4.4 million, a decrease of 24% from 1996. In 1997, the Company recorded a $2.3 million gain on the sale of its Rockville, Maryland real estate. In 1996, the Company received a $3.3 million license fee payment for technology subsequently sold and $0.5 million in exchange for the Company's interest in a joint venture. Royalty income, which is derived from agreements related primarily to discontinued operations, declined to $0.9 million in 1997 from $1.4 million in 1996.

Liquidity and Capital Resources

At December 31, 1998 Aquila had cash, cash equivalents and marketable securities of $15.2 million compared with $16.9 million at the end of 1997.

In 1998, marketable securities increased $0.3 million while cash and cash equivalents declined $2.1 million. Operating activities required $3.4 million primarily to fund the loss. Investing activities required $6.9 million, primarily for the fit-out of the Company's new leased facility. Financing activities provided a total of $8.2 million, $3.6 from a private placement of common stock and $5.0 million from a long-term loan partially offset by repayment of a $0.2 million outstanding bank loan and payment of $0.4 million on long-term debt.

In 1997, marketable securities increased by $1.0 million while cash and cash equivalents declined $1.8 million. Operating activities in 1997 required $3.0 million. Investing activities generated cash from the sale of property of $6.1 million while financing activities reflected the cash payment of $4.2 million to repay the mortgage on the property sold.

In 1996, cash increased by $2.3 million. Operating activities required cash of $1.1 million. Investing activities provided $3.4 million due to the sale of the diagnostic businesses for a combined $12.2 million with investment of $8.6 million of the proceeds. Financing activities in 1996 were virtually nil.

The Company has conducted a Year 2000 ("Y2K") review of its computer systems and of key vendors. The Company believes that with the relocation to newly constructed facilities in September 1998 and the conversion to Y2K compliant business and financial software in the first quarter of 1998, the Y2K issue will not pose significant operational problems for the Company. Y2K issues could adversely affect both revenues and costs if the Company were unable to carry-on its normal activities. Audits of key vendors are performed for regulatory and supply assurance purposes in the normal course of business. These audits have not revealed any Y2K compliance issues with respect to vendor's ability to supply material critical to the Company's operations. The Company's marketing partner is a French multi-national company and the Company has material transfer agreements with a number of companies, both domestic and foreign. There can be no assurance that any of these companies will be Y2K compliant. Total amounts expended to date in connection with the Y2K issue are less than $0.1 million and future costs are expected to be nil. The Company may consider carrying higher levels of raw material and finished goods inventory for the third and fourth quarter of 1999 to insure no interruption of supply.

The Company has entered into a new operating lease agreement for its executive offices, research laboratories and manufacturing facilities that commits the Company to aggregate future minimum lease payments of $11.0 million over the twelve year term of the lease. In order to fit-out the facility covered by the operating lease, the Company incurred debt of $5.0 million that has a term of four years with aggregate payments of $6.0 million.

The Company has received a letter from CBC in February 1999 alleging that the Company must indemnify CBC under a Master Acquisition Agreement among the Company, CBC and bioMerieux, Inc. for potential losses from the termination of CBC's rights under a license agreement. The Company is evaluating this claim and has not yet determined the effect, if any, the claim might have on the Company.

Aquila's revenues and expenses vary and will continue to vary. Future revenues depend primarily upon the success of the Company's efforts to license its proprietary technology and enter into cost sharing programs, and its ability to market its products currently undergoing development or clinical trials. Aquila's expenses fluctuate primarily due to clinical trials, which take from six months to two years, and require varying degrees of financial support. Revenues or operating results in any period will not necessarily be indicative of results in subsequent periods.

Aquila expects that its available cash, investments, cash flow from research contracts and product sales will be sufficient to finance its planned operations and capital requirements for the next eighteen months. Thereafter, Aquila must raise significant additional capital in order to continue operations at current levels and to complete the commercialization of its proprietary programs. Capital requirements could differ materially from those currently anticipated by management. There can be no assurance that Aquila will be successful in raising additional capital.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company has one loan outstanding at December 31, 1998 that is subject to interest rate risk. Additionally, in connection with a facility agreement, the Company maintains an investment of $0.8 million in a debt security as collateral for a letter of credit. Both of these investments are carried at cost, which approximates fair value at December 31, 1998. These instruments are not leveraged and are not held for purposes of trading. The debt carries an interest rate of 13% and is payable as follows:

		(Dollars in thousands)
                 ____________________
	1999		$1,574
	2000		$1,456
  	2001		$1,456
	2002		$1,525
                        ______
	Total		$6,011

The deposit has an implicit interest rate of 5.49% and matures in February 2001 at which time proceeds of $0.9 million will be received.

Item 8.  Financial Statements and Supplementary Data.

The financial statements filed as part of this Annual Report on Form 10-K are listed under Item 14 below.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors", to be filed pursuant to Regulation 14A, in connection with the 1999 Annual Meeting of Shareholders. Information concerning executive officers of the Registrant is included in Part I of this Report as Item 4A - Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors - Executive Compensation", to be filed pursuant to Regulation 14A, in connection with the 1999 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors - Security Ownership of Certain Beneficial Owners and Management", to be filed pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors", to be filed pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Shareholders.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-
K.

	(a)		Financial Statements.

	The following documents are filed as part of this report:

		1.	Report of Independent Auditors.

                2. Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998.

                3. Consolidated Balance Sheets as of December 31, 1998 and 1997.

                4. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.

                5. Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998.

                6.      Notes to Financial Statements.

	(b)		Financial Statement Schedules.

			None required.

	(c)		Exhibits.

              2.1 Confirmed Reorganization Plan (consisting of
                  Reorganization Plan, dated May 20, 1996, and modification date of July 15, 1996) (incorporated by reference to Exhibit 2 to current report on Form 8-K, dated July 18, 1996, File No. 0-12081).

              2.2 Agreement and Plan of Merger by and among Aquila
                  Biopharmaceuticals, Inc., Aquila Acquisition, Inc. and VacTex, Inc. dated April 13, 1998 (incorporated by reference to Exhibit 2.1 to Form 8-K, dated April 13, 1998, File No. D-12081).

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

              3.3 By-laws (incorporated by reference to Exhibit 2 to
                  Form 8-K, dated July 18, 1996, File No. 0-12081).

              4.1 Specimen Certificate representing common stock of
                  the Company (incorporated by reference to Exhibit
                  4.1 to Form 8-K, dated October 21, 1996, File No. 0-
                  12081).

              4.2 Form of Debenture (incorporated by reference to
                  Exhibit 4.1 to Form 8-K, dated April 13, 1998,
                  File No. 0-12081).

             o4.3 Master Loan and Security Agreement dated July 15,
                  1998 by Aquila Biopharmaceuticals, Inc. in favor of Transamerica Business Credit Corporation.

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

              10.2 Lease for Framingham Massachusetts facility with
                   NDNE 9/90 Corporate Center LLC as landlord effective September 9, 1998 (incorporated by reference to Exhibit 10.1 to Form S-3/A No. 1 filed May 6, 1998, File No. 0-12081).

             *10.3 License, Development and Supply Agreement with
                   SmithKline Beecham, p.l.c., dated as of September 11, 1992, as amended by Agreement dated as of March 31, 1993 (incorporated by reference to Exhibit 10-17 to Annual Report of Form 10-K for fiscal year ended December 31, 1992, File No. 0-12081).

            tm10.4 Employment Agreement with Alison Taunton-Rigby,
                   dated April 6, 1995 (incorporated by reference to Exhibit 10.17 to Annual Report on From 10-K for fiscal year ended December 31, 1995, File No. 01-12081).

            tm10.5 Employment Agreement with Gerald A. Beltz, dated
                   August 21, 1995 (incorporated by reference to
                   Exhibit 10.18 to Annual Report on From 10-K for fiscal year ended December 31, 1995, File No. 01-12081).

            tm10.6 Employment Agreement with Deborah Blackburn
                   Grabbe, dated August 21, 1995 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 01-12081).

            tm10.7 Employment Agreement with James L. Warren,
                   dated January 17, 1998 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 01-12081).

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

              10.11 1996 Stock Award and Option Plan (incorporated by
                    reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 01-12081).

              10.12 1996 Directors Stock Award and Option Plan
                    (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 01-12081).

              10.13 1996 Employee Stock Purchase Plan (incorporated
                    by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 01-12081).

              10.14 1996 Employee Retention Agreements (incorporated
                    by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for fiscal quarter ended September 30,
                    1997).

              11.     Computation of Earnings Per Share.

              23.     Consent of PricewaterhouseCoopers,LLP

              27.     Financial Data Schedule.

	(b)	Reports on Form 8-K filed in the last quarter of 1998.
		None.
___________________________
o	Filed herewith as part of this Annual Report on Form 10-K.
*	Confidential treatment previously granted.
tm	Management contract or compensatory plan.






Report of Independent Accountants

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Aquila Biopharmaceuticals, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                   /s/  PricewaterhouseCoopers, LLP

Boston, Massachusetts
February 11, 1999

                               AQUILA BIOPHARMACEUTICALS, INC.

                            Consolidated Statements of Operations
                               For the Years Ended December 31,

                                     1998              1997              1996
Revenue:
    Product Sales              $     955,321        $ 1,319,260      $  890,180
    Research and development       4,642,088          5,608,977       5,682,932
                                   _________          __________      _________
                                   5,597,409          6,928,237       6,573,112
Cost and expenses:
    Cost of Sales                    969,484          1,023,268       1,467,820
    Research and development       7,447,359          5,019,775       5,250,502
    Purchased incomplete
       technology (Note 19)        9,927,227                ---             ---
    General and administrative     3,800,806          4,521,035       5,027,190
                                  __________         __________      __________
                                  22,144,876         10,564,078      11,745,512

Other income, net
    (Notes 6 ,13 and 14)           1,947,832          4,370,107       5,777,032
                                  __________         __________      __________

Income/(loss) from continuing
   operations before
   reorganization items and
   income tax benefit            (14,599,635)           734,266         604,632

Reorganization items (Note 1):
    Professional fees                     --                 --      (2,109,050)
    Interest earned on
       accumulated cash resulting
       from Chapter 11 proceedings        --                 --         394,272
                                  ____________        ___________     __________

    Total reorganization items            --                 --      (1,714,778)
                                  ____________        ___________     __________

Income/(loss) from continuing
   operations                    (14,599,635)           734,266      (1,110,146)

Discontinued operations (Note 3):
    Income from operations                --                 --       1,452,810
    Gain on sale                          --            191,250       7,656,683
                                  ___________         __________      _________

Income/(loss) before
    extraordinary loss           (14,599,635)           925,516       7,999,347

Extraordinary loss on
    Reorganization (Note 11)              --                 --      (2,039,816)
                                 ___________          __________      __________


Net Income/(loss)               $(14,599,635)       $   925,516    $  5,959,531
                                 ____________         __________      _________
    Unrealized holding gains on
    available-for-sale securities     79,434                 --              --
                                 _____________        __________      _________

    Total other comprehensive
    income                            79,434                 --              --
                                  ____________        ___________     __________

Comprehensive Income/(loss)     $(14,520,201)       $   925,516    $  5,959,531
                                 =============        ============    ==========

Income/(loss) per weighted average
    number of common shares:
Basic earnings per share:
    Income/(loss) from continuing
      operations                 $     (2.22)       $      0.15    $      (0.30)
    Net Income/(loss)            $     (2.22)       $      0.18    $       1.60
Diluted earnings per share:
    Income/(loss) from continuing
      operations                 $     (2.22)        $     0.14     $     (0.30)
    Net Income/(loss)            $     (2.22)        $     0.18     $      1.60

Weighted average number of common
     shares outstanding:  Basic    6,580,602          5,003,703       3,717,441
                          Diluted  6,580,602          5,141,815       3,717,441

The accompanying notes are an integral part of these financial statements.

                         AQUILA BIOPHARMACEUTICALS, INC.

                           Consolidated Balance Sheets
                             As of December 31,


                                                1998                     1997
Assets
Current Assets:
   Cash and cash equivalents                $  5,270,460           $ 7,352,450
   Marketable securities (Notes 2, 4 and 6)    9,885,090             8,551,591
   Accounts and other receivables
     (less allowance for doubtful accounts
      of $47,000 and $77,698, respectively)    1,027,711             1,625,145
   Inventories (Note 5)                          434,849               678,591
   Prepaid expenses and other current assets     353,448               237,973
                                              __________            __________
             Total current assets             16,971,558            18,445,750

Marketable securities (Notes 2, 4 and 6)              --               993,151
Investments (Note 6)                             319,500               394,500
Property, Plant, and Equipment, Net (Note 7)   6,372,345               613,730
Patents and Purchased Technology, Net (Note 8)   116,270               199,418
Other Assets (Note 14)                           848,726                20,912
                                              __________            __________
     Total Assets                            $24,628,399           $20,667,461
                                              ==========            ==========
Liabilities & Shareholders' Equity
Current Liabilities:
     Accounts Payable                        $   485,975           $   289,952
     Accrued Royalties                           134,263               149,572
     Accrued professional fees                   298,684               177,500
     Other accrued expenses (Note 9)           1,970,703             1,730,716
     Current maturities of long-term
        debt (Note 10)                         2,191,284                69,339
                                              __________            __________
             Total current liabilities         5,080,909             2,417,079

Deferred Revenue (Note 6)                        225,000               225,000
Long Term Debt (Note 10)                       3,669,494               138,678
                                              __________            __________
     Total Liabilities                         8,975,403             2,780,757
                                              __________            __________

Commitments and Contingencies (Note 14)

Shareholders' Equity (Note 15):
   Preferred stock, authorized:
      5,000,000 shares, none issued                   --                    --
   Common stock, par value: $.01 per share,
      authorized:  30,500,000 shares
      issued:  6,992,483 and 5,007,527 shares
      in 1998 and 1997, respectively              69,924                 50,075
   Additional paid in capital                139,811,635            127,558,019
   Accumulated other comprehensive income         79,434                     --
   Treasury stock at cost: 7,631 and 10,526
     shares in 1998 and 1997, respectively       (34,339)               (47,367)
   Accumulated deficit                      (124,273,658)          (109,674,023)
                                            ____________           _____________
          Total Shareholders' Equity          15,652,996             17,886,704
                                            ____________           _____________

Total Liabilities and Shareholders' Equity $  24,628,399          $  20,667,461
                                            ============           =============
The accompanying notes are an integral part of these financial statements.

                        AQUILA BIOPHARMACEUTICALS, INC.
                   Consolidated Statements of Cash Flows
                     For the Years Ended December 31,
                                                               1998          1997        1996
Cash Flows From Operating Activities:
Net Income/(loss)                                         $(14,599,635) $  925,516  $ 5,959,531
Adjustments to reconcile net income/(loss) to net cash
     used in operating activities:
        Depreciation and amortization                          292,650     402,555    3,448,192
        Provision (recovery) for doubtful accounts              40,000     (25,000)      50,000
        Purchased incomplete technology                      9,927,227          --           --
        Non cash compensation expense                               --      10,000       50,000
        Gain on sale of property, plant and equipment          (25,115) (2,340,983)          --
        Gain on sale of discontinued businesses                     --    (191,250)  (7,423,020)
        Loss from bankruptcy consummation                           --          --    2,039,816
        Issuance of common shares                                   --      15,871           --
        Receipt of investments                                      --          --     (169,500)
        Loss on disposition and write down of investments           --          --       11,164
	Changes in assets and liabilities, net of effects of
  	     businesses purchased or sold:
        Accounts and other receivables                         557,434     765,774      347,936
        Inventories                                            243,742    (448,440)   1,262,592
        Deferred revenue                                            --    (917,600)  (1,780,454)
        Prepaid and other current assets                      (115,475)    540,954      (83,472)
        Accounts payable and other accrued expenses            265,186  (1,720,026)  (1,033,690)
        Settlement of liabilities subject to Chapter 11             --          --   (3,757,436)
        Minority interest                                           --          --       (8,989)
                                                           ___________  ___________  ___________
             Net cash used by operating activities         (3,413,986)  (2,982,629)  (1,087,330)
Cash Flows From Investing Activities:
        Purchases of available-for-sale securities        (20,693,209)          --           --
        Purchases of held-to-maturity securities                   --  (12,163,261)  (8,562,730)
        Proceeds from maturities of marketable securities  20,507,296   11,181,249      204,998
        Other noncurrent assets                              (737,814)      22,120       62,391
        Purchases of property, plant and equipment         (5,968,118)    (371,176)    (309,627)
	Proceeds from the sale of property,
             plant & equipment, net                            25,115    6,100,583           --
        Patents and purchased technology                           --           --     (227,968)
        Proceeds from the sale of discontinued businesses          --      412,123   12,201,000
                                                           ___________  ___________  ___________
          Net cash (used)/provided by investing activities (6,866,730)   5,181,638    3,368,064
Cash Flows From Financing Activities:
        Issuance of stock                                   3,845,965       18,000           --
        Proceeds from debt                                  5,000,000      208,017           --
        Payment of debt                                      (647,239)  (4,184,667)     (24,394)
                                                           __________   __________    __________
          Net cash provided/(used) by financing activities  8,198,726   (3,958,650)     (24,394)
                                                           __________   __________    __________
Net increase/(decrease) in cash and cash equivalents       (2,081,990)  (1,759,641)   2,256,340
                                                           __________   __________    __________
Cash and cash equivalents at the beginning of the year      7,352,450    9,112,091    6,855,751
                                                           __________   __________    __________
Cash and cash equivalents at the end of the year           $5,270,460   $7,352,450  $  9,112,091
                                                           ==========   ==========    ==========
Supplemental disclosures:
Income taxes paid                                          $       --   $       --  $      4,231
Interest paid                                                  37,682      397,776        98,541
Issuance of treasury stock in settlement of liability          13,028           --            --
Issuance of warrants in conjunction with debt                  90,000           --            --
Stock received for Unearned License Fee                            --           --       225,000
Conversion of Chapter 11 liabilities into long term debt           --           --     4,021,220
Stock issued under incentive plan                                  --           --       503,055
Stock issued to creditors pursuant to Reorganization Plan          --           --       881,582
Stock issued in settlement of class action lawsuit                 --           --     5,625,000

The accompanying notes are an integral part of these financial statements.

                                  AQUILA BIOPHARMACEUTICALS, INC.

                          Consolidated Statements of Shareholders' Equity
                       For the Years Ended December 31, 1998, 1997 and 1996
                                                               Additional            Accumulated Other
                                             Common Stock      Paid-In     Unearned  Comprehensive  Treasury
                                        Shares      Amount    Capital   Compensation Income         Stock      Deficit      Total

BALANCE, DECEMBER 31, 1995              26,057,006 $260,570 $120,382,104 $( 138,088) $       0     $    0 $(116,559,070) $3,945,516
                                        __________ ________ ____________ ___________ _________     ______ ______________ __________
Stock exchanged with former shareholders
     pursuant to Reorganization plan   (22,614,701)(226,147)     226,147         --         --         --            --          --
Stock issued in settlement of class
     action shareholder lawsuit          1,250,000   12,500    5,612,500         --         --         --            --   5,625,000
Stock issued under incentive plan          111,790    1,118      501,937         --         --         --            --     503,055
Stock issued to creditors pursuant
     to Reorganization plan                195,905    1,959      879,623         --         --         --            --     881,582
Compensation expense recognized                 --       --       50,000         --         --         --            --      50,000
Forfeiture of discounted stock options          --       --     (138,088)   138,088         --         --            --          --
Stock held in Treasury related to disputed
     Chapter 11 claim                           --       --           --         --         --    (47,367)           --    (47,367)
Net income                                      --       --           --         --         --         --     5,959,531   5,959,531
                                         _________ ________ ____________ ___________ ____________  ______ ______________ __________
BALANCE, DECEMBER 31, 1996               5,000,000   50,000  127,514,223          0          0    (47,367) (110,599,539) 16,917,317
                                         _________ ________ ____________ ___________ ____________  ______ ______________ __________

Exercises of Options                         4,000       40       17,960         --         --         --            --      18,000
Stock issued to creditors
    pursuant to Reorganization plan          3,527       35       15,836         --         --         --            --      15,871
Compensation expense                            --       --       10,000         --         --         --            --      10,000
Net income                                      --       --           --         --         --         --       925,516     925,516
                                         _________ ________ ____________ ___________ ____________  ______ ______________ __________
BALANCE, DECEMBER 31, 1997               5,007,527   50,075  127,558,019          0          0    (47,367) (109,674,023) 17,886,704

Stock issued for private placement         769,000    7,690    3,543,520         --         --         --            --   3,551,210
Stock issued for employee stock purchase    11,331      113       48,724         --         --         --            --      48,837
Acquisition of Vactex, Inc.              1,150,000   11,500    8,326,000         --         --         --            --   8,337,500
Exercises of Options                        54,625      546      245,372         --         --         --            --     245,918
Warrants issued for debt obligation             --       --       90,000         --         --         --            --      90,000
Unrealized gain on available-for-sale securities--       --           --         --     79,434         --            --      79,434
Treasury stock issued in settlement of
      Chapter 11 claim                          --       --           --         --         --      13,028           --      13,028
Net loss                                        --       --           --         --         --          --  (14,599,635)(14,599,635)
                                         _________ ________  ___________  _________   ________    ________   ___________ __________
BALANCE, DECEMBER 31, 1998               6,992,483  $69,924 $139,811,635   $      0    $79,434   $(34,339)$(124,273,658)$15,652,996

The accompanying notes are an integral part of these financial statements.

AQUILA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1.  Organization and Business

Aquila Biopharmaceuticals, Inc. (the "Company" or "Aquila"), organized in 1996 as a Delaware corporation, became the successor to Cambridge Biotech Corporation ("CBC") pursuant to the terms of a Reorganization Plan (the "Plan") that was confirmed by the Bankruptcy Court in July 1996 and consummated in October 1996. The Company engages in discovery, product development and commercialization of products to prevent, treat or control infectious diseases, autoimmune disorders and cancers. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, the ability to raise additional capital and compliance with FDA government regulations.

2.   Summary of Significant Accounting Policies

Principles of Consolidation - The Consolidated Financial Statements include Aquila Biopharmaceuticals, Inc. and VacTex, Inc. ("VacTex") its wholly owned subsidiary. VacTex was acquired on April 14, 1998 (See Note 19). All of the Company's former subsidiaries, which were Biotech Research Laboratories, Inc., FSC, Cambridge Affiliated Corporation, collectively "the subsidiaries", were disposed of or dissolved by the Company during the period from 1995 through 1996. Results of operations of the former subsidiaries are included in the accompanying consolidated financial statements as discontinued operations.
All significant intercompany transactions and accounts have been eliminated.

Segment Information - The Company has determined that its reportable segments are development and manufacturing. All research programs are aggregated in the development segment. Revenues from the sale of the Company's commercial product, the feline leukemia vaccine, the QS-21 material supplied to research partners and license fees relating to these products are reported in the manufacturing segment. The Company allocates resources among segments primarily on the basis of labor utilization. The Company's business is conducted entirely within the United States.

The financial results of the Company's segments are presented on the same accounting basis as the Company's consolidated results. There are no intersegment activities. The table below presents revenue and net income data for the two segments for the years 1997 and 1998. Segment information for 1996 is not reported because the Company's reporting systems did not then compile segment information. Asset information by segment is not reported because the Company does not produce such information internally.

                                             Reconciling      Consolidated
        Development         Manufacturing      Items             Totals
    Revenue   Net Loss   Revenue  Net Inc.  Net Inc./Loss  Revenue Net Inc./Loss

                                  (Dollars in thousands)

1997 $1,134  $(4,962)  (1) $5,794  $2,548   (2) $  3,339   $  6,928  $    925
1998 $  872  $(8,317)  (1) $4,725  $2,285   (2) $(8,568)   $  5,597  $(14,600)

(1) Includes non-recurring license fees of $3.5 million and $3.0 million in 1997 and 1998, respectively. Total export sales of this segment were approximately $1.4 million and $1.2 million in 1998 and 1997, respectively.
(2) Includes $2.3 million gain from the sale of real estate, net royalty income of $0.9 million, net interest income of $0.6 million and rental income of $0.5 million in 1997 and a charge for incomplete technology of $9.9 million, net interest income of $0.9 million, net royalty income of $0.5 million and $0.3 million real estate tax rebate in 1998.

One corporate partner has historically been the Company's principle source of research and development revenue. Research and development revenues from this corporate partner, included in the manufacturing segment, represented 62%, 61% and 53% of the Company's total revenue in 1998, 1997 and 1996, respectively. This includes compensation to the Company for producing QS-21 clinical trial material for use in its product development programs. In 1998, this partner made a payment of $3.0 million, the last scheduled payment under a license agreement.

A marketing partner represents a substantial portion of the Company's product sales and research and development revenue. Product sales to this partner are included in the manufacturing segment and represented 17%, 19% and 13% of total
revenues in 1998, 1997 and 1996, respectively.   Revenue from development
agreements with this partner are included in the development segment and represented 16% of revenues in 1998 and 1997 and 18% of total revenue in 1996.

The Company depends on a number of corporate collaborators for reimbursement for the supply of its adjuvant for use in their clinical trials and for research revenues.

Basis of Presentation - Certain prior year amounts have been reclassified to conform with current year presentation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, valuation allowance against deferred tax assets and accounts receivable.
Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include money market accounts, certificates of deposit, commercial paper and short-term investments.

Marketable Securities - The Company classifies its marketable securities at the time of purchase in accordance with the Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1998, all marketable securities were classified as available-for-sale except for one that was classified as held-to-maturity.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash investments and accounts receivable. The Company restricts cash investments to financial institutions and corporations with high credit standings. Credit risk on accounts receivable is minimized by the strong financial position of the entities with which the Company does business. Additionally, the Company maintains reserves for potential credit losses. Write-offs for 1998, 1997 and 1996 were $72,620, $76,000 and $34,000, respectively.

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

Revenue Recognition - Revenue from product sales is recognized at the time of product shipment. Revenue from research and development contracts is deferred and recognized over the contractual periods as services are performed or as distinct milestones are met. The initial fee in alliance agreements is recognized as revenue when a definitive agreement is reached and no contingent factors are present.

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

Net Income/(Loss) Per Share - The Company applies Statement of Financial Accounting Standards No. 128, ("SFAS 128") Earnings Per Share to compute loss per share. Under SFAS 128, basic EPS is calculated by dividing net earnings
(loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period.

Common stock equivalents consisting of stock options and warrants have been excluded from the computation of diluted earnings/(loss) per share in 1998 and 1996 since, with the Company in a loss position, inclusion would be anti-dilutive. Warrants to purchase 60,680 shares of common stock with an exercise price of $4.12 and a term of 5 years were outstanding at December 31, 1998. Options to purchase 1,091,560 and 712,655 shares of common stock at weighted average exercise prices of $3.89 and $4.09, respectively, were outstanding at December 31, 1998 and 1996, respectively. Options to purchase 180,375 shares of common stock at a weighted average exercise price of $5.16 were outstanding at December 31, 1997 and not included in the computation of diluted income per share in 1997 because their exercise price was greater than average market price making inclusion anti-dilutive.

Basic and diluted earnings per share from discontinued operations were $0.04 and $2.45 for 1997 and 1996, respectively. Basic and diluted loss per share from the extraordinary items in 1996 were $0.55.

3.   Discontinued Operations

During 1996, the Company disposed of two separate diagnostics businesses encompassing the Company's diagnostic assets and operations for cash proceeds of approximately $12.2 million. Accordingly, the accompanying financial statements include a gain from the disposal of $0.2 million and $7.6 million in 1997 and 1996, respectively, and income from discontinued operations of $1.5 million in 1996. Net revenue from discontinued operations was $0.4 million and $14.5 million in 1997 and 1996, respectively.

4.   Marketable Securities

Available-for-sale marketable securities are carried at fair market value based on quoted market prices. Held-to-maturity marketable securities are carried at amortized cost, which approximates fair value. At December 31, 1998 contractual maturities of marketable securities are within one year, except for one government-backed obligation which has a fair market value of $1.0 million and a maturity term within two years. Marketable securities consisted of the following at December 31:
                                                    1998                1997
Available-for-sale at fair market value		    (Dollars in thousands)
        Common stock                             $    139           $     --
        Corporate debt securities                   6,746                 --
        Government-backed obligations               2,000                 --
Held-to-maturity at amortized cost
        Corporate debt security                     1,000              7,500
        Government-backed obligations                  --              1,000
        Certificates of deposit                        --              1,000
                                                   ______             ______
Total                                             $ 9,885            $ 9,500

Gross unrealized gains on available-for-sale securities were $79,434 at December 31, 1998.

5.   Inventories

Inventories consisted of the following at December 31:
                                           1998             1997
                                         (Dollars in thousands)
Finished goods                             $ 231           $ 478
Work in process                              122             127
Raw materials and supplies                    82              74
                                          ______           _____
                                           $ 435           $ 679
                                          ======           =====
6.   Investments

The Company holds 270,000 shares of Protein Sciences Corporation stock as payment for a paid up license and for royalties due and payable under terms of a technology sublicense agreement. In 1996, the Company recorded research and development revenue of $0.1 million based upon an estimated fair market value of $.35 per share.

The Company holds 45,000 shares of Progenics Pharmaceuticals, Inc. common stock in partial payment of a license fee under an agreement executed in 1995. In 1996, the Company recorded an investment of $0.3 million and deferred revenue of $0.3 million, and recorded revenue of $0.1 million upon the achievement of the first milestone under this agreement. The balance of $0.2 million is
included in deferred revenue at December 31, 1998 and 1997.   In 1998, the
Company reclassified 11,250 shares of newly registered common stock from Investments to Marketable Securities. These shares were carried at a cost of $75,000, have a market value of $139,219, and are classified as available-for-sale securities.

In August 1996, the Company sold its share of a joint venture with BioNebraska, which had been written off in 1995, for $0.5 million in cash and reported the gain in Other Income.

7.   Property, Plant, and Equipment

Property, plant, and equipment consists of the following at December 31:
                                                    1998             1997
                                                    ____             ____
                                                   (Dollars in thousands)
Furniture, fixtures, and equipment                $ 3,274          $ 6,191
Leasehold and building improvements                 5,112            6,124
                                                    _____            _____
Sub-total                                           8,386           12,315
Less accumulated depreciation and amortization  (   2,014)         (11,701)
                                                    _____           ______
                                                 $  6,372        $     614
                                                    =====           ======

Total depreciation and amortization expense during 1998, 1997 and 1996 was $0.2 million, $0.3 million and $2.6 million, respectively. In vacating its old facility and moving to new facilities in September 1998, the Company disposed of $9.9 million of fully depreciated equipment and leasehold improvements. The new facility is represented by $0.7 million of equipment and $5.1 million of leasehold improvements. Interest cost of $0.1 million out of total interest costs of $0.2 million was capitalized in 1998 in connection with the fit-out of the Company's new facility in Framingham, Massachusetts.

8.   Patents and Purchased Technology

Purchased technology and intangibles consist of the following at December 31:
                                        1998         1997
                                        ____         ____
                                          (Dollars in thousands)
Purchased technology              $      240     $  3,451
Patents and patent support               746          746
                                         ___        _____
Sub-total                                986        4,197
Less accumulated amortization           (870)     ( 3,998)
                                         ___        _____
                                   $     116     $    199
                                         ===        =====
In 1998, the Company wrote-off $3.2 million of fully amortized technology no longer utilized. Total amortization expense was $0.1 million, $0.1 million and $0.8 million in 1998, 1997 and 1996, respectively.

9.   Other Accrued Expenses

Accrued expenses consist of the following at December 31:

                                            1998             1997
                                            ____             ____
                                            (Dollars in thousands)
Fit-out of new facility                   $ 700          $      -
Research contract obligations               674               906
Compensation                                283               419
Charge for excess space                      --               163
Other                                       314               243
                                          _____             _____
                                         $1,971           $ 1,731
                                          =====             =====
10.  Debt

At December 31, 1996, the Company had a mortgage note payable of $4.2 million collateralized by land, buildings and improvements with a net book value of $3.8 million. The outstanding balance on the mortgage note was paid in full upon the consummation of the sale of the Aquila's Rockville, Maryland real estate in November, 1997.

In August 1997, Aquila entered into a three year $1 million credit facility fully collatorized by equipment purchased. In December 1998, the balance of $138,000, including interest was paid and the credit facility terminated.

In April 1998, the Company issued $1.3 million of debt as part of the purchase of VacTex, Inc. (See Note 19). The debt bears interest of 7% and is due April 14, 1999.

In July 1998, the Company entered into a loan agreement (the "Agreement") with Transamerica Business Credit Corporation. The Agreement made available $5.0 million for the build-out of the new facility in Framingham, Massachusetts and for the purchase of new equipment. The Agreement calls for interest at 13 percent with a repayment term of four years and a 10 percent balloon payment at the end of the loan term. Collateral for the loan consists of equipment and leasehold improvements with a book value of $5.0 million. Warrants to purchase 60,680 shares of the Company's common stock were issued in connection with the loan agreement. The warrants have an exercise price of $4.12 and a term ending July 1, 2003. The warrants were valued at $90,000 and will be amortized over the life of the loan. As of December 31, 1998, the Company had borrowed $5.0 million and had $4.6 million outstanding under the loan. Repayment of the loan and related interest will require payments of $1.6 million in 1999 and $1.5 million in each of the years 2000 through 2002.

11.   Extraordinary Loss on Reorganization

In October 1996, the Company recorded an extraordinary loss of $2.0 million on its reorganization and emergence from Chapter 11 Bankruptcy. The major components of this loss were as follows:

                                                (Dollars in thousands)
Recognition of expense related to issuance
   of 1,250,000 shares in settlement of
   shareholders class action                             $ 5,625
Recognition of costs incurred to restructure
   mortgage on Rockville real estate                         193
Forgiveness of debt on pre-petition liabilities          ( 3,778)
                                                         ________
                                                         $ 2,040
12.  Income Taxes                                        ========

A reconciliation between the amount of reported income tax expense/(benefit) and the amount computed using the U.S. federal statutory rate of 34% is as follows for the years ended December 31:

                                              1998          1997      1996
Tax expense at federal
     statutory rates                          34.0%         34.0%     34.0%
Utilization of loss carryforwards            (34.0)%       (34.0)%   (34.0)%
                                             ______        ______    ______
Reported expense for income taxes              0.0%          0.0%      0.0%
                                             ======        ======    ======

The components of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                            1998            1997
Current:                                    (Dollars in thousands)
        Inventory                       $     44       $      62
        Other                                294             500
                                             ___             ___
Total current                                338             562

Noncurrent:
        Capital Loss Carryover             3,318           4,077
        Depreciation and Amortization         72           2,334
        Other                                635           1,079
        Federal and State NOL's           30,251          24,919
        Federal and State tax credits      1,617           1,246
                                          ______          ______
Total noncurrent                          35,893          33,655
                                          ______          ______
Sub-total                                 36,231          34,217
Less: valuation allowance                (36,231)        (34,217)
                                          ______          ______
Net deferred tax asset                 $       0    $          0
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

As of December 31, 1998, the Company had federal net operating loss (NOL) carryforwards of approximately $79.0 million. These loss carryforwards begin to expire in the year 2000 and expire fully by the year 2013. Utilization of these NOL's may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code of 1986. The Company has state loss carryforwards of approximately $34.0 million. These state loss carryforwards begin to expire in 1999 and expire fully by 2004.

13.  Other Income, Net

At December  31, Other Income, Net consists of the following:

                                            1998         1997           1996
                                            ____         ____           ____
                                                  (Dollars in thousands)
Gain on sale of Rockville real estate    $    --       $2,332      $       -
Royalty income, net                          527          854          1,395
Interest income/(expense), net               921          645            156
Rental income, net                            --          500            308
Miscellaneous income, net                    500           39            168
Paid up license fee                           --           --          3,250
Sale of joint venture                         --           --            500
                                           _____        _____          _____
                                         $ 1,948       $4,370         $5,777
                                           =====        =====          =====

In December 1998, the Company received $0.3 million (included in miscellaneous) as a rebate of taxes paid on its former leased facility in Worcester, Massachusetts. In November, 1997, the Company sold the Rockville, Maryland facilities for $6.5 million and recorded a gain of $2.3 million. Proceeds from the sale were used to retire the mortgage. Royalty income represents royalties earned under license and sublicense agreements related primarily to diagnostic technologies, net of expenses due to third-party licensors. Rental income derived from rental of the Company's real estate in Rockville, Maryland ceased upon the sale of the Rockville facilities. The income from litigation in 1996 includes $3.3 million received from Abbott Laboratories under an amendment to a sublicense agreement which granted Abbott a fully paid-up sublicense for the non-exclusive diagnostic use of certain HIV-related technology, and $0.5 million received from BioNebraska in exchange for the Company's share in a joint venture (see Note 6).

14.  Commitments and Contingencies

Leases - Costs incurred under facility leases are recorded as rent expense and totaled $0.9 million, $1.2 million and $1.1 million in 1998, 1997 and 1996, respectively. In 1998, the Company entered into a new operating, facility lease agreement for its executive offices, research laboratories and
manufacturing facilities in Framingham Massachusetts.   The base lease
period for the new lease is twelve years and the lease contains renewal options for two additional five-year periods. In connection to the facility lease, the Company maintains a fully collateralized letter of credit of $0.8 million. No amounts have been drawn on the letter of credit. As of December 31, 1998, the future minimum lease payments required under the operating lease are as follows:

		Year Ending December 31,
                _________________________
                  (Dollars in thousands)
		1999		$    877
                2000                 877
                2001                 877
                2002                 896
                2003                 939
		Thereafter	   6,522
                                  ______
                Total            $10,988
                                  ======




Employment and Consulting Agreements - The Company has agreements with various consultants and key employees, with terms ranging from one to three years. These agreements provide for future aggregate annual payments of approximately $1.0 million. Costs incurred and charged to operations under these contracts aggregated $1.3 million, $1.2 million and $1.3 million in 1998, 1997 and 1996, respectively.

Other Agreements - The Company has licensed fibronectin binding technology from a Swedish company, for use in mastitis research and development. The Company recorded $0.6 million of expense in 1998 for milestone payments relating to patent issuance. The agreement provides for additional payments upon the first commercial sale of future vaccines at $1.3 million per vaccine, and up to $1.3 million upon the granting of additional patents in the United States and Europe on the technology acquired.

Contingencies - In November 1993, five civil actions were commenced in the United States District Court, District of Massachusetts, against the CBC, certain of its officers, and in three of the actions, the CBC's former auditors, Deloitte & Touche, LLP ("Deloitte"). In February, 1996 the plaintiffs agreed to settle all claims against the CBC and the individual defendants and pleadings were filed with the United States District Court for the District of Massachusetts for the purpose of approving the settlement. The settlement was approved by the court in July, 1996. Under the terms of the Settlement, the class members received 1,250,000 shares of Aquila common stock, and in the fourth quarter of 1998, 90% of the recoveries from prosecution of claims against the Company's former auditors, with the balance of $0.1 million in recoveries paid to the Company

Deloitte appealed the United States Bankruptcy Court's order confirming the CBC's reorganization plan. In September 1998, the Court of Appeals granted a motion to dismiss Deloitte's appeal, which was assented to by the Company.

In March 1995, an Adversary Proceeding was commenced by Institut Pasteur and Genetic Systems Corporation against CBC alleging patent infringement and asking for damages and injunctive relief. In September 1995, summary judgement was issued by the Bankruptcy Court upholding CBC's license to two patents and
ruling that CBC was infringing a third patent issued to Institut Pasteur.   CBC
was enjoined from manufacture and sale of such products and was obligated to pay damages in the amount equal to 1% of net sales of such products for the period July 7, 1994 through December 31, 1995. The Bankruptcy Court ruled that as of January 1, 1996, CBC had a royalty-bearing license conferring the right to manufacture and sell such products. Institut Pasteur appealed the Bankruptcy Court's ruling and the United District Court's affirmation thereof to the Federal Circuit Court of Appeals. The parties have submitted briefs, argued the case, submitted post-argument briefs and await the Court's decision.
While the final outcome of this issue cannot be determined with certainty, the technology is part of a business that has been sold with the only liability arising out of the conduct of the Company prior to the sale. Accordingly, based on current information, management believes that any adverse settlement will not have a material effect on the Company's financial position or results of operations.


In 1998, using treasury stock valued at $13,028, the Company settled the last claim previously identified as Liabilities Subject to Chapter 11 Proceedings.

The Company has been named a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") at a waste disposal site. The EPA will generally impose joint and several liability upon each PRP at each site. The extent of the Company's required financial contribution to the cleanup of this site is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributed to the Company.

CSL International ACN ("CSL") and Seed Capital Inc., filed an opposition with the European Patent Ofice ("EPO") on the issuance of the Company's Stimulon(TM) patent in Europe. A hearing before the EPO was held in October of 1998. The Company prevailed against all points raised in the opposition. CSL may appeal the EPO's decision and though the Company does not believe that CSL's claims have any merit or are likely to succeed, there can be no assurance that the Company will prevail in any future actions taken to attack the validity of its Stimulon(TM) patents.

The Company has received a letter from CBC in February 1999 alleging that the Company must indemnify CBC under a Master Acquisition Agreement among the Company, CBC and bioMerieux, Inc. for potential losses from the termination of CBC's rights under a license agreement. The Company is evaluating this claim and has not yet determined the effect, if any, the claim might have on the Company.

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

15.  Stockholders' Equity

Capital Stock - The Company has 5,000,000 shares of preferred stock and 30,500,000 shares of common stock authorized at December 31, 1998. No terms have been established for the preferred stock and none has been issued.

Exchange of Shares - Pursuant to the Reorganization Plan, an exchange of CBC common shares for Aquila common shares was effected in October 1996 in the form of 1 Aquila common share issued for every 7.6 CBC common shares held of record on that date. A total of 3,442,305 shares of Aquila common were issued in exchange for 26,057,006 shares of CBC common.

16.  Stock Based Compensation Plans

The Company's 1996 Employee Stock Purchase Plan which was approved in 1997, allows full time employees, as defined in this plan, to purchase the Company's stock at 85% of the lesser of beginning or ending fair market value at six month intervals. Under this plan 200,000 shares of stock are authorized for issuance of which 11,331 shares were issued in 1998 for gross proceeds of $48,837. A total of 188,669 shares remain available for issuance at December 31, 1998. No compensation expense has been recorded related to this plan.

At December 31, 1998, the Company had two stock option plans. Under the 1996 Stock Award and Option Plan (the "Employee plan"), the Company may grant incentive stock options, nonqualified stock options, discounted stock options, deferred stock awards, restricted stock awards, or Stock Appreciation Rights to its employees for up to 2 million shares of common stock. Under the 1996 Directors Stock Award and Option Plan (the "Directors plan"), the Company may grant the same types of options and awards as under the Employee plan, except that certain additional restrictions apply to the grant of Stock Appreciation Rights under the Directors plan. Up to 200,000 shares of common stock may be issued under the Directors plan. In general, options granted under these plans vest over 4 years and have maximum terms of 10 years. The Company has applied APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recorded for activity under these plans for options issued to employees at fair market value.

The Company applies the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock based Compensation, to these plans. Accordingly, the Company has determined the fair value of each option grant. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, as calculated in accordance with SFAS 123, the Company's net income/(loss) and earnings/(loss) per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:


                        1998                  1997                   1996
                ______________________ ____________________ ____________________
                           (Dollars in thousands except per share amounts)

                Net   Basic   Diluted  Net    Basic  Diluted   Net   Basic and
                ___   _____   _______  ___    _____  ________  ___   _________
                Loss  EPS     EPS      Income EPS    EPS      Income Diluted EPS
                ____  ___     ___      ______ ___    ___      ______ ___________
As Reported $(14,600)$(2.22)$(2.22)     $926 $0.18  $0.18     $5,960 $1.60
Pro Forma   $(15,185)$(2.31)$(2.31)     $532 $0.11  $0.10     $5,529 $1.49

The effects of applying SFAS123 in this pro forma disclosure are not indicative of future effects. SFAS123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. The weighted average fair value of options granted in 1998, 1997 and 1996 is $1.78, $3.08 and $2.65, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively; expected volatility of 63.6%, 63.74% and 72.94%, risk-free interest rates of 4.67%, 6.25% and 6.19%, expected lives of 5 years, 5 years and 4 years, and no dividend yield. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions in 1998 and 1997, expected volatility of 63.74%, risk-free interest rate of 5.56%; expected life of six months and no dividend yield. The weighted average fair value of those purchase rights granted in 1998 and 1997 was $0.82.

A summary of the status of the Company's two stock option plans as of December 31, 1998 and 1997 respectively, and changes during those years are presented below:

                             1998                 1997               1996
                       ________________________________________________________
                                 Weighted            Weighted          Weighted
                                 Average             Average           Average
                                 Exercise            Exercise          Exercise
                        Shares   Price       Shares  Price     Shares  Price
                        ______   _________   ______  _________ ______  _________
Beginning outstanding  831,655    $ 4.28    712,655   $ 4.09      --   $     --
Options granted at
  fair market value    336,000      3.08    194,375     5.12   551,750     4.50
Options regranted below
  fair market value         --        --         --       --   173,405     2.80
Options exercised      (54,625)     4.51     (4,000)    4.50        --       --
Options forfeited      (21,470)     4.56    (71,375)    4.68   (12,500)    4.50
                       ________     ____    _______     ____   ________    ____
Balance, December 31, 1,091,560    $3.89    831,655   $ 4.28   712,655 $   4.09
                      =========     ====    =======     ====   =======     ====

The following table summarizes information about Aquila stock options outstanding at December 31, 1998:

                     Options Outstanding                  Options Exercisable
___________________________________________________     ______________________
                         Weighted          Weighted                   Weighted
Range of     Number      Average           Average      Number        Average
Exercise     Outstanding Remaining         Exercise     Exercisable   Exercise
Prices       At 12/31/98 Contractual Life  Price        at 12/31/98   Price
______       ___________ ________________  _____        ___________   ______

$2.13-$2.80    434,905       8.61          $2.77           173,405    $2.80
$3.06-$4.50    491,125       7.59          $4.46           351,750    $4.48
$4.63-$7.38    165,530       8.71          $5.15            51,710    $5.18
___________  _________       ____          _____           _______    _____
$2.13-$7.38  1,091,560       8.16          $3.89           576,865    $4.04

At December 31, 1998, there were 1,049,815 shares available for option grants. Compensation expense of $10,000 and $50,000 was recorded in 1997 and 1996, respectively, related to options granted to consultants during the year. No compensation expense was recorded in 1998.

17.   Employee Benefits Plan

The Company has a savings plan for its employees pursuant to Section 401(k) of
the Internal Revenue Code.   Substantially all employees can participate, and
the plan allows for a minimum deferral of 1% to a maximum deferral of 15% percent of compensation, as permitted by law or as limited by the plan administrator. Commencing on January 1, 1997 the Company matches 25% of the first 6% of the employees compensation contributed to the plan. Any contributions made by the Company are vested at 33% for each year of employment. The amount charged to operations for the plan was $44,300 and $48,500 in 1998 and 1997, respectively.



18.  Agreements

The Company has a comprehensive agreement with a corporate partner that allows the partner to use the Company's proprietary Stimulon adjuvant ("QS-21") in numerous vaccines including hepatitis, lyme disease, human immunodeficiency virus (HIV), influenza and malaria. The agreement grants exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. The Company recognized $3.0 million in license fees under this agreement in 1998, and $3.5 million in 1997 and 1996. The agreement calls for royalties to be paid by the partner on its future sales of licensed vaccines that include Aquila's adjuvant and for Aquila to manufacture QS-21 for the partner.

The Company has product development agreements and supply agreements with a corporate partner and a supply agreement with the partner's U.S. subsidiary that cover a collaboration on the development of products for feline immune deficiency virus ("FIV") and bovine mastitis and the supply of vaccine and adjuvant for feline leukemia ("FeLV"). The Company recorded $0.9 million, $1.1 million and $1.2 million in revenues under the product development agreements during 1998, 1997 and 1996, respectively. Sales to the partner under the terms of the supply agreements were $1.0 million, $1.3 million and $0.9 million in 1998, 1997 and 1996, respectively.

As part of its program to develop, manufacture and market products for detection, prevention and treatment of human and animal infectious diseases, the Company entered into various agreements with the National Institute of Health ("NIH"). Such agreements provided the Company with research and development funding through 1996, assuming, in certain cases, achievement of mutually defined milestones. Revenue recorded under these agreements amounted to $0.3 million in 1996.

19. Acquisition of VacTex

In 1998, with the acquisition of VacTex, the Company issued 1,150,000 shares of common stock and $1.3 million in notes payable for all the outstanding shares of VacTex. The notes payable carry interest at 7% and are due April 14, 1999. The acquisition has been accounted for using the purchase method.

VacTex was a development stage company advancing the recent discovery of a novel antigen presentation system. At the date of acquisition, research had been conducted in animals only and the linkage to protection in a human vaccine had not been established. This remains an active area of preclinical research. The time to human clinical trials and product approval is expected to be typical for a biological development project and to entail the typical risks. Though the Company expects to expend a substantial portion of its resources to develop this technology over the next several years, the pace and level of development will largely be determined by the science, which is complex. Due to the early stage of the technology and the expected efforts to develop it, the entire purchase price of $9.9 million, which included stock, notes payable and assumed liabilities was charged to purchased incomplete technology.

The following summary represents unaudited pro forma results of operations as if the VacTex acquisition had occurred at the beginning of 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combination been in effect and are not intended to be indicative of future results.

			Unaudited Pro forma
			       Year Ended

(Dollars in thousands except per share amounts)

                               1998                 1997
Revenues                 $   5,597                $  6,928
Net loss                 $ (14,790)               $    (74)

Basic loss per share     $   (2.25)               $  (0.01)




Signatures:

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				Aquila Biopharmaceuticals, Inc.
                                     /s/ Alison Taunton-Rigby
March 22, 1999                 By: __________________________
					Alison Taunton-Rigby
					President, (Principal Executive Officer)


                                    /s/ James L. Warren
March 22, 1999                 By: __________________________
					James L. Warren
					Vice President - Finance, Treasurer
                                        and Chief Financial Officer
					(Principal Financial Officer)


March 22, 1999                        /s/ Melissa Morrison
                                 By:  __________________________
                                         Melissa Morrison
                                         Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                Signature                               Title           Date
                /s/ Alison Taunton-Rigby
                _______________________              Director    March 22, 1999
		Alison Taunton-Rigby
                /s/ Elliott D. Hillback, Jr.
                _______________________              Director    March 22, 1999
                Elliott D. Hillback, Jr.
                /s/ Robert J. Carpenter
__              _____________________                Director    March 22, 1999
                Robert J. Carpenter
                /s/ Keith J. Dorrington
                _______________________              Director    March 16, 1999
		Keith J. Dorrington
                /s/ Jeffrey T. Beaver
                _______________________              Director    March 17, 1999
		Jeffrey T. Beaver



             Exhibit Index

              2.1 Confirmed Reorganization Plan (consisting of
                  Reorganization Plan, dated May 20, 1996, and modification date of July 15, 1996) (incorporated by reference to Exhibit 2 to current report on Form 8-K, dated July 18, 1996, File No. 0-12081).

              2.2 Agreement and Plan of Merger by and among Aquila
                  Biopharmaceuticals, Inc., Aquila Acquisition, Inc. and VacTex, Inc. dated April 13, 1998 (incorporated by reference to Exhibit 2.1 to Form 8-K, dated April 13, 1998, File No. D-12081).

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

              3.3 By-laws (incorporated by reference to Exhibit 2 to
                  Form 8-K, dated July 18, 1996, File No. 0-12081).

              4.1 Specimen Certificate representing common stock of
                  the Company (incorporated by reference to Exhibit
                  4.1 to From 8-K, dated October 21, 1996, File No. 0-
                  12081).

              4.2 Form of Debenture (incorporated by reference to
                  Exhibit 4.1 to Form 8-K, dated April 13, 1998,
                  File No. 0-12081).

             o4.3 Master Loan and Security Agreement dated July 15,
                  1998 by Aquila Biopharmaceuticals, Inc. in favor of Transamerica Business Credit Corporation.

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

              10.2 Lease for Framingham Massachusetts facility with
                   NDNE 9/90 Corporate Center LLC as landlord effective September 9, 1998 (incorporated by reference to Exhibit 10.1 to Form S-3/A No. 1 filed May 6, 1998, File No. 0-12081).

             *10.3 License, Development and Supply Agreement with
                   SmithKline Beecham, p.l.c., dated as of September 11, 1992, as amended by Agreement dated as of March 31, 1993 (incorporated by reference to Exhibit 10-17 to Annual Report of Form 10-K for fiscal year ended December 31, 1992, File No. 0-12081).

            tm10.4 Employment Agreement with Alison Taunton-Rigby,
                   dated April 6, 1995 (incorporated by reference to Exhibit 10.17 to Annual Report on From 10-K for fiscal year ended December 31, 1995, File No. 01-12081).

            tm10.5 Employment Agreement with Gerald A. Beltz, dated
                   August 21, 1995 (incorporated by reference to
                   Exhibit 10.18 to Annual Report on From 10-K for fiscal year ended December 31, 1995, File No. 01-12081).

            tm10.6 Employment Agreement with Deborah Blackburn
                   Grabbe, dated August 21, 1995 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for fiscal year ended December 31, 1995, File No. 01-12081).

            tm10.7 Employment Agreement with James L. Warren,
                   dated January 17, 1998 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 01-12081).

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

              10.11 1996 Stock Award and Option Plan (incorporated by
                    reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 01-12081).

              10.12 1996 Directors Stock Award and Option Plan
                    (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 01-12081).

              10.13 1996 Employee Stock Purchase Plan (incorporated
                    by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 01-12081).

              10.14 1996 Employee Retention Agreements (incorporated
                    by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for fiscal quarter ended September 30,
                    1997).

              11. Computation of Earnings Per Share.

              23.     Consent of PricewaterhouseCoopers,L.L.P.

              27.     Financial Data Schedule.