Form 10-Q
period 1999-03-31
AQUILA BIOPHARMACEUTICALS INC
filed 1999-05-17
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 1999, or

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

                                (508) 628 - 0100
              (Registrant's Telephone Number, Including Area Code)
     -----------------------------------------------------------------



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

As of May 13, 1999
Common Stock Outstanding 6,996,740



                        AQUILA BIOPHARMACEUTICALS, INC.
                           Form 10-Q, March 31, 1999

INDEX

     PART I - FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements                 Page Number

          Consolidated Balance Sheets as of March 31, 1999
          and December 31, 1998.......................................3

          Consolidated Statement of Operations for three month periods ended March 31, 1999 and 1998...............................4

          Consolidated Statement of Cash Flows for the three month
          periods ended March 31, 1999 and 1998.......................5

          Notes to Interim Financial Statements.......................6

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations .............................7

     PART II - OTHER INFORMATION.................................... 10

     Item 6.  Exhibits and Reports on Form 8-K.......................11

     SIGNATURES......................................................13























Item 1 - Financial Statements
                       Aquila Biopharmaceuticals, Inc.
                         Consolidated Balance Sheet
                               (unaudited)
                             (in thousands)

Assets                                      	 3/31/99	 12/31/98

Current Assets:
 Cash and cash equivalents                 	$    543	$   5,270
 Marketable securities                     	  11,879	    9,885
 Receivables (less allowance
    for doubtful accounts of $47,000)              1,106            1,028
 Inventories                                         422              435
 Prepaid expenses & other current assets             224              353
                                                  ------           ------
       Total current assets                  	  14,174	   16,971

Investments                                          320              320
Property, Plant, and Equipment, Net   		   6,372	    6,372
Patents and Purchased Technology, Net                 98              116
Other Assets                                         842              849
                                                  ------           ------
       Total Assets                        	$ 21,806	$  24,628
                                                  ======           ======
Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                              $    327        $     486
  Accrued royalties                                  137              134
  Accrued professional fees                          249              299
  Other accrued expenses                     	   1,666	    1,971
  Current maturities of long-term debt         	   2,180	    2,191
                                                   -----            -----
       Total Current Liabilities                   4,559            5,081

Deferred Revenue                                     225              225
Long Term Debt                                     3,481            3,669
                                                   -----            -----
       Total Liabilities                   	   8,265	    8,975

Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued                       0                0
  Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 6,998,826 at March 31,1999
   and 6,992,483 at December 31, 1998                 70               70
  Treasury Stock                                     (34)             (34)
  Additional paid in capital                  	  139,833	         139,812
  Accumulated other comprehensive income              90               79
  Accumulated Deficit                           (126,418)        (124,274)
                                                 -------          -------
       Total Shareholders' Equity                 13,541           15,653
                                                 -------          -------

Total Liabilities and Shareholders' Equity 	$ 21,806	$  24,628
                                                  ======           ======
The accompanying notes are an integral part of these unaudited statements.



                       Aquila Biopharmaceuticals, Inc.
                    Consolidated Statement of Operations
                               (unaudited)
                   (in thousands, except per share amounts)

                    			Three Months Ended
                                           March 31,1999
                                      1999               1998
                                      ----               ----
Revenue:
  Product sales                   $    43		$  301
  Research and development            119		 1,040
                                      ---                -----
                                      162                1,341
Cost and expenses:
  Cost of sales                       297		   257
  Research and development          1,243                1,428
  General & administrative            834                1,073
                                    -----                -----
        Total costs and expenses    2,374                2,758

Other income, net                      68                  621
                                    -----                -----
Net Loss                          $(2,144)              $( 796)
                                    -----                -----
  Unrealized holding gains on
  available-for-sale securities        11                   --
                                    -----                -----
     Total other comprehensive
     income                            11                   --
                                    -----                -----
Comprehensive loss                $(2,133)              $ (796)
                                    =====                =====
Basic and diluted loss
  per weighted average share:

Net loss                       $    (0.31)              $(0.14)

Weighted average number of
  common shares outstanding:
        Basic and diluted           6,998                5,505



The accompanying notes are an integral part of these unaudited statements.



















                              Aquila Biopharmaceuticals, Inc.
                            Consolidated Statement of Cash Flows
                                 (unaudited),(in thousands)
                                                      For the three months
                                                        ended March 31,
                                                        1999         1998
                                                        ----         ----
Cash Flows From Operating Activities:
Net Loss                                            $ (2,144)     $  (796)
Adjustments to reconcile net loss to net cash
 provided/(used) by operating activities:
  Depreciation and amortization                          199           64
  Changes in assets and liabilities:
  Receivables                                            (78)         398
  Inventories                                             13          (14)
  Deferred revenue                                         0        2,250
  Prepaid expenses and other current assets              129          (42)
  Accounts payable and other accrued expenses           (511)        (309)
                                                       -----        -----
	Net cash provided/(used)by
            operating activities                      (2,392)       1,551

Cash Flows From Investing Activities:
  Purchases of marketable securities                  (7,000)          --
  Proceeds from maturities
    of marketable securities                           5,017        4,023
  Other noncurrent assets and liabilities                  7         (748)
  Purchases of property, plant, and equipment           (181)        (269)
                                                       -----        -----
    Net cash provided/(used) by
    investing activities                              (2,157)       3,006

Cash Flows From Financing Activities:
  Payment of long-term obligations                      (199)         (17)
  Issuance of common stock                                21        3,813
                                                       -----        -----
    Net cash provided/(used)
      by financing activities                           (178)       3,796
                                                       -----        -----
Net increase/(decrease) in cash and cash
      Equivalents                                     (4,727)       8,353

Cash and cash equivalents at the beginning
     of the year                                       5,270        7,352
                                                       -----        -----
Cash and cash equivalents at the end
     of the period                                    $  543      $15,705
                                                       =====       ======
Supplemental disclosures:
        Interest paid                                 $  173      $     5


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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Segment information:

The Company has determined that its reportable segments are development and manufacturing. All research programs are aggregated in the development segment. Revenues from the sale of the feline leukemia vaccine, the QS-21 material supplied to research partners, and QS-21 license fees are reported in the manufacturing segment. Financial results of segments are presented on the same accounting basis as the Company's consolidated results. There are no inter-segment activities. The Company's business is conducted entirely within the United States.
                                           Three Months Ended
                                            March 31,1999
                                          1999         1998
                                          ----         ----
        Development
                Revenue                 $   68       $  161
                Net loss                (1,647)      (1,628)
	Manufacturing
                Revenue                     94        1,180
                Net income/(loss)         (537)         429
	Reconciling items
                Revenue                      0            0
                Net income (1)              40          403
	Consolidated totals
                Revenue                    162        1,341
                Net loss               $(2,144)      $ (796)
                                         =====        =====
	   (1) 1999 includes $50, 000 of royalty income, $10,000 gain on disposal of an asset, and a charge for excess facilities of $20,000. 1998 includes net interest income of $284,000, royalty income of $225,000, $80,000 from settlement of a claim, and a charge for excess space of $200,000.


3.   Inventories:

Inventories consist of the following:              (000'S)

                                         3/31/99                12/31/98
                                         -------                --------
     Finished goods                     $  229                  $  231
     Work-in-process                        81                     122
     Raw materials & supplies              112                      82
                                        $  422                  $  435


4.	Earnings Per Share:

The common stock equivalents of the Company consist of stock options and warrants. The Company was in a net loss position at March 31, 1999 and March 31, 1998; therefore, common stock equivalents were not used to compute diluted loss per share since the effect would have been anti-dilutive. Options to purchase 1,077,341 and 826,655 shares of common stock at weighted average prices of $3.88 and $4.26, respectively, were outstanding at March 31, 1999 and 1998, respectively. Warrants to purchase 68,680 shares of common stock at an exercise price of $4.12 were outstanding at March 31, 1999.

5.	Contingencies:

In March 1995, an Adversary Proceeding was commenced by Institut Pasteur and Genetic Systems Corporation against the Company's predecessor Cambridge Biotech Corporation ("CBC") alleging patent infringement. Institut Pasteur appealed the Bankruptcy Court's ruling and the United District Court's affirmation thereof to the Federal Circuit Court of Appeals. The technology at issue is part of a business that has been sold with the only liability arising out of the conduct of the Company prior to the sale. Accordingly, based on current information, management believes that any adverse settlement will not have a material effect on the Company's financial position or results of operations.

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

CSL International ACN ("CSL") and Seed Capital, Inc. filed an opposition with the European Patent Office on the issuance of the Company's StimulonTM patent in Europe. In a hearing, the Company prevailed against all points raised in opposition. CSL may appeal the decision of the hearing and though the Company does not believe CSL's claims have any merit, there can be no assurance that the Company will prevail in any future actions taken to attack the validity of its StimulonTM patents.

The Company received a letter from CBC in February 1999 alleging that the Company must indemnify CBC under a Master Acquisition Agreement among the Company, CBC, and bioMerieux, Inc. for potential losses from the termination of CBC's rights under a license agreement. The Company is evaluating this claim and has not yet determined the effect, if any, the claim might have on the Company.




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to three months ended March 31, 1998:

Revenue

Total revenues were $0.2 million for the three months ended March 31, 1999 compared to $1.3 million in the same period in 1998, a decrease of 88%.

First quarter 1999 product sales were $43,000 compared to $301,000 the same period one year ago. The primary reason for the lower revenues was the requirement to complete validation of the Company's new manufacturing facility prior to the shipment of newly manufactured product. Validation is expected to be complete in the second quarter of 1999. Also, a reseller was acquired by a competitor in the second quarter of 1998. The Company's marketing partner has informed the Company that it will respond to this competitive action; however, until the reseller sales are replaced, product sales are expected to be lower than historical levels.

First quarter research and development revenues were $0.1 million compared to $1.0 million for the same period in 1998. The primary reason for the quarter-to-quarter decrease was a license fee payment in 1998 of $3.0 million with $0.8 million recognized in the first quarter of 1998. The balance of the change resulted from lower shipments of QS-21 to research partners and advancement of the Company's funded research program to the final licensing stage where costs are not shared with the Company's partner.

Costs and Expenses

For the first quarter of 1999, cost of sales exceeded product sales due to costs incurred for validation and preparation of the Company's new manufacturing facilities. First quarter research and development spending decreased by 13% from one year ago to $1.2 million. The decrease was due to lower spending for clinical trials partially offset by assumption of the research programs from VacTex, acquired in April 1998. Spending for clinical trials is expected to increase for the remainder of the year with the start of pivotal licensing trials for the Company's bovine mastitis product. General and administrative expenses were reduced by 22% from one year ago due to lower staffing levels, legal fees and facility costs.

Other Income, Net

First quarter 1999 other income was $0.1 million compared to $0.6 million for the same period in 1998. The reasons for the decrease were interest expense of $0.2 million on the Company's outstanding debt, lower interest income by $0.1 million due to lower average cash balances, and $0.2 million lower royalty income. Royalty income may continue to decline as new products or technology replace current products.

Liquidity, Capital Resources and Business Outlook

Total cash, cash equivalents and marketable securities were $12.4 million at March 31, 1999 compared to $15.2 million at December 31, 1998.

During the first three months of 1999, operating activities used cash of $2.4 million primarily due to the net loss of $2.1 million. Investing activities used cash of $2.2 million primarily due to the net purchase of marketable
securities.   Financing activities used cash of $0.2 million for repayment of debt principal. As of March 31, 1999, the Company had a balance of $4.3 million under its loan agreement with Transamerica Business Credit Corporation and owed $1.4 million for the debentures issued in connection with the acquisition of VacTex, Inc. As of May 7, 1999, $0.1 million of the debentures had been redeemed.

During the first three months of 1998, the Company sold common stock in a private placement for proceeds of $3.6 million and received $3.0 million from a research partner, the last of a series of license fee payments.

Aquila expects that its available cash and marketable securities, and its cash flows from research contracts, product sales, and borrowings will be sufficient to finance its planned operations and capital requirements for the next fifteen months. The management of the Company is taking all reasonable steps at its disposal to assure continuation of the Company's programs. The Company's ability to fund its long term operations is dependent on several factors, including the Company's ability to attract funding through additional public and private financing or by establishing corporate partnerships and collaborative agreements. There can be no assurance that such additional funding can be obtained on acceptable terms.

Aquila's revenues and expenses vary from quarter to quarter and will continue to vary in the future. Future revenues depend primarily upon the success of Aquila's efforts to license its proprietary technology and enter into cost sharing programs, and its ability to market its products currently undergoing development or clinical trials. Aquila's expenses fluctuate primarily due to clinical trials, which take from six months to two years, and require varying degrees of financial support. Revenues or operating results in any period will not necessarily be indicative of results in subsequent period.

The Year 2000 ("Y2K") issue originates in computer programs that characterize the year with two digits instead of four. This method of characterization may result in interpretation of the year 2000 in a manner that would cause inadequate or inaccurate results. The Company is engaged in basic research and product development, and in manufacturing a product for animal healthcare and material for its research partners. The Company believes that with the relocation to newly constructed facilities in September 1998 and the conversion to Y2K compliant business systems software in the first quarter of 1998, the Y2K problem will not pose significant internal operational problems for the Company. The Company has conducted an internal review of equipment and software employed in its business, manufacturing and research operations and concluded that there are no Y2K systemic dependencies. Specific items of equipment and associated software found to be date dependent are expected to be replaced prior to the year 2000 due to capacity or quality improvements. In the normal course of its business, the Company conducts audits of key vendors and vendors used for regulated products to assure their ability to supply materials. These audits have not revealed any Y2K compliance issues with respect to the Company's key vendors. The Company's marketing partner is a French company and there can be no assurance that this company will be Y2K compliant. The Company has material transfer agreements with a number of other companies and there can be no assurance that these companies will be Y2K compliant. The Company has expended less than $100,000 to date for items directly relating to the Y2K issues, mainly new business software and harware, and expects to spend less than $50,000 in the future. Y2K issues could adversely affect both revenues and costs if the Company were unable to supply material and products to customers and research partners. To ensure no interruption in supply during the two quarters immediately proceeding and following the year 2000, the Company may consider carrying higher inventories of raw material from vendors used for regulated products and higher finished goods inventories to supply the needs of customers and partners.

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





                         PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports of Form 8-K

		Exhibits
			27. Financial Data Schedule
		Reports on Form 8-K
                         None filed in the first quarter of 1999.

     -----------------------------------------------------------


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC.

     Date: May 14, 1999   /s/ Alison Taunton-Rigby
                           Alison Taunton-Rigby
                           President and Chief Executive Officer


                          /s/ James L. Warren
                           James L. Warren
                           Vice President Finance,
                           Chief Financial Officer and Treasurer