Form 10-Q
period 1999-06-30
AQUILA BIOPHARMACEUTICALS INC
filed 1999-08-11
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 1999, or

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

                             (508) 628 - 0100
            (Registrant's Telephone Number, Including Area Code)
------------------------------------------------------------------------



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

As of August 10, 1999
Common Stock Outstanding 7,885,902



AQUILA BIOPHARMACEUTICALS, INC.
Form 10-Q, June 30, 1999

INDEX

     PART I - FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements                 Page Number

          Consolidated Balance Sheets as of June 30, 1999
          and December 31, 1998.......................................3

          Consolidated Statements of Operations for three and six month periods ended June 30, 1999 and 1998........................4

          Consolidated Statements of Cash Flows for the six month
          periods ended June 30, 1999 and 1998........................5

          Notes to Interim Financial Statements.......................6

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations .............................8

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings .................................... 12

     Item 6.  Exhibits and Reports on Form 8-K.......................13

     SIGNATURES......................................................15























Item 1 - Financial Statements
                        Aquila Biopharmaceuticals, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
                                 (in thousands)

Assets                                      	 6/30/99	 12/31/98

Current Assets:
 Cash and cash equivalents                 	$  1,276	$   5,270
 Marketable securities                     	   8,115	    9,885
 Receivables (less allowance
    for doubtful accounts)                 	     558	    1,028
 Inventories                                         401              435
 Prepaid expenses & other current assets             244              353
       Total current assets                       10,594           16,971

Investments                                          320              320
Property, Plant, and Equipment, Net                6,252            6,372
Patents and Purchased Technology, Net                 80              116
Other Assets                                         887              849
       Total Assets                        	$ 18,133	$  24,628

Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                         	$    374	$     486
  Accrued professional fees                          239              299
  Other accrued expenses                             987            2,105
  Current maturities of long-term debt             2,197            2,191
       Total Current Liabilities                   3,797            5,081

Deferred Revenue                                     225              225
Long Term Debt                                     3,148            3,669
       Total Liabilities                           7,170            8,975

Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued                       0                0
  Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 6,998,826 at June 30,1999
   and 6,992,483 at December 31, 1998                 70               70
  Treasury Stock                                     (34)             (34)
  Additional paid in capital                     139,833          139,812
  Accumulated other comprehensive income              87               79
  Accumulated Deficit                           (128,993)        (124,274)
       Total Shareholders' Equity                 10,963           15,653

Total Liabilities and Shareholders' Equity      $ 18,133        $  24,628

The accompanying notes are an integral part of these unaudited statements.



                        Aquila Biopharmaceuticals, Inc.
                   Consolidated Statement of Operations
                               (unaudited)
                 (in thousands, except per share amounts)

                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                                 1999         1998          1999           1998
Revenue:
  Product sales                $  230    $     255       $   273     $      556
  Research and development        169        1,195           288          2,235
                                  399        1,450           561          2,791
Cost and expenses:
  Cost of sales                   295          207           592            464
  Research and development      1,942        2,338         3,185          3,752
  Purchased incomplete             --        9,927            --          9,927
  technology
  General & administrative        754          980         1,588          2,067
        Total costs and         2,991       13,452         5,365         16,210
        expenses

Other income, net                  17          434            85          1,055
Net Loss                      $(2,575)    $(11,568)     $ (4,719)      $(12,364)
  Unrealized holding gains/
  (losses) on available-for
  -sale securities                (3)           --             8            --
     Total other comprehensive
     income/(loss)                (3)           --             8            --
Comprehensive loss           $(2,578)     $(11,568)     $ (4,711)     $(12,364)

Basic and diluted loss
  per weighted average share:

Net loss                  $    (0.37)     $  (1.69)     $ (0.67)      $ (2.00)

Weighted average number of
  common shares outstanding:
        Basic and diluted     6,999         6,833         6,999         6,169



The accompanying notes are an integral part of these unaudited statements.



















                        Aquila Biopharmaceuticals, Inc.
                      Consolidated Statement of Cash Flows
                           (unaudited),(in thousands)
                                                       For the six months
                                                         ended June 30,
                                                         1999          1998
Cash Flows From Operating Activities:
Net Loss                                             $ (4,719)     $(12,364)
Adjustments to reconcile net loss to net cash
 provided/(used) by operating activities:
  Depreciation and amortization                           401           128
  Stock and debt issued for incomplete technology          --         9,638
  Changes in assets and liabilities:
  Receivables                                             470           323
  Inventories                                              34           (30)
  Deferred revenue                                          0         1,500
  Prepaid expenses and other current assets               109           (33)
  Accounts payable and other accrued expenses          (1,290)          358
	Net cash provided/(used)by
            operating activities                       (4,995)         (480)

Cash Flows From Investing Activities:
  Purchases of marketable securities                   (8,000)      (16,234)
  Proceeds from maturities
    of marketable securities                            9,723        10,020
  Other noncurrent assets and liabilities                  17          (797)
  Purchases of property, plant, and equipment            (245)         (836)
    Net cash provided/(used) by
    investing activities                                1,495        (7,847)

Cash Flows From Financing Activities:
  Payment of long-term obligations                       (515)          (35)
  Issuance of common stock                                 21         3,827
    Net cash provided/(used)
      by financing activities                            (494)        3,792
Net increase/(decrease) in cash and cash
      Equivalents                                      (3,994)       (4,535)

Cash and cash equivalents at the beginning
     of the year                                        5,270         7,352
Cash and cash equivalents at the end
     of the period                                     $1,276       $ 2,817

Supplemental disclosures:
        Interest paid                                  $  152       $    11


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
                                                  Six Months Ended
                                                      June 30,
                                                 1999          1998
Development
                Revenue                       $   231      $    389
                Net loss                       (3,801)       (4,105)
	Manufacturing
                Revenue                           330         2,402
                Net income/(loss)                (941)        1,027
	Reconciling items
                Net income/(loss)(1)               23        (9,286)
	Consolidated totals
                Revenue                           561         2,791
                Net loss                      $(4,719)     $(12,364)

  (1) 1999 includes $50,000 of royalty income, a gain of $10,000 on disposal of an asset, $35,000 refund of insurance premium, $16,000 of net interest expense, income tax expense of $10,000 and a charge for excess facilities of $44,000. 1998 includes $516,000 of net interest income, $423,000 of royalty income, $80,000 proceeds from settlement of a claim, a $398,000 charge for excess space, and a charge for incomplete technology of $9,927,000.


3.   Inventories:

Inventories consist of the following:                     (000'S)

                                                  6/30/99         12/31/98
                                                  -------         --------
     Finished goods                                $  203         $  231
     Work-in-process                                   44            122
     Raw materials & supplies                         154             82
                                                   $  401         $  435


4.	Earnings Per Share:

The common stock equivalents of the Company consist of stock options and warrants. The Company was in a net loss position at June 30, 1999 and June 30, 1998; therefore, common stock equivalents were not used to compute diluted loss per share since the effect would have been anti-dilutive. Options to purchase 1,069,123 and 828,030 shares of common stock at weighted-average prices of $3.88 and $4.26, respectively, were outstanding at June 30, 1999 and 1998, respectively. Warrants to purchase 68,680 shares of common stock at an exercise price of $4.12 were outstanding at June 30, 1999. Most of these options and all of these warrants have exercise prices that exceeded the average market price during the second quarter of 1999.

5.	Contingencies:

In March 1995, an Adversary Proceeding was commenced by Institut Pasteur and Genetic Systems Corporation against CBC alleging patent infringement.
Institut Pasteur appealed the Bankruptcy Court's ruling and the United
District Court's affirmation thereof to the Federal Circuit Court of Appeals. The technology at issue is part of a business that has been sold with the only liability arising out of the conduct of the Company prior to the sale. Accordingly, based on current information, management believes that any adverse settlement will not have a material effect on the Company's financial
position or results of operations.   The Federal Circuit Court of Appeals has
in a decision issued July 7, 1999 affirmed in all respects the District Court's decision.

The Company has been named a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") at a waste disposal site. The EPA will generally impose joint and several liability upon each PRP at each site. The extent of the Company's required financial contribution to the cleanup of this site is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company. The EPA has informed the Company by letter dated July 16, 1999 that it plans to "take no further action" against the Company with respect to this matter.

CSL International ACN ("CSL") and Seed Capital, Inc. filed an opposition with the European Patent Office on the issuance of the Company's Stimulon(R) patent in Europe. In a hearing, the Company prevailed against all points raised in opposition. The period during which CSL could appeal this decision has expired without appeal.

The Company received a letter from CBC in February 1999 alleging that the Company must indemnify CBC under a Master Acquisition Agreement among the Company, CBC, and bioMerieux, Inc. for potential losses from the termination of CBC's rights under a license agreement. The Company is evaluating this claim and has not yet determined the effect, if any, the claim might have on the Company.

6. Subsequent Events:

In July 1999, the Company sold 666,667 newly issued shares of common stock to an investor for net proceeds of $1,500,000 in a directed limited placement. The Company also redeemed $722,000 of its outstanding debentures including accrued interest for 216,974 shares of common stock and $233,000 in cash.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared to three months ended June 30, 1998:

Revenue

Total revenues were $ 399,000 for the three months ended June 30, 1999 compared to $1,450,000 in the same period in 1999.

Second quarter 1999 product sales were $230,000 compared to $255,000 the same period one year ago and research and development revenues were $169,000 compared to $1,195,000 for the same period in 1998. The primary reason for the quarter-to-quarter decrease in research and development revenues was $950,000 of license fee revenue recorded in the second quarter of 1998, $750,000 from a multi-year series of payments for use of QS-21 and $200,000 from a milestone payment for another QS-21 program. The remainder of the change resulted from the advancement of the Company's funded research program for bovine mastitis to the final licensing stage where fewer costs are shared with the Company's partner.

Costs and Expenses

For the second quarter of 1999, cost of sales exceeded product sales due to costs incurred for validation and preparation of the Company's new manufacturing facilities. Second quarter research and development spending decreased by 17% from one year ago to $1,900,000. The decrease was due to lower spending for clinical trials and work contracted outside the Company partially offset by assumption of the research programs from VacTex, acquired in April 1998. Spending for clinical trials is expected to increase for the remainder of the year due to the pivotal licensing trials for the Company's bovine mastitis product that commenced in July, 1999. General and administrative expenses were reduced by 23% from one year ago due to lower staffing levels, legal fees and facility costs.

Other Income, Net

Other income net for the second quarter of 1999 was $17,000 compared to $434,000 for the same period in 1998. The reasons for the decrease were $107,000 lower interest income from lower average cash balances, a decline in royalty income of $144,000, and interest expense of $164,000 on debt incurred late in the second quarter of 1999 to fit-out the Company's new facility. Royalty income is expected to continue to decline as new products or technology replace current products.

Six months ended June 30, 1999 compared to six months ended June 30, 1998:

Revenue

Total revenues were $561,000 for the six months ended June 30, 1999 compared to $2,791,000 in the same period in 1998.

Product sales for the first six months of 1999 were $273,000 compared to $556,000 the same period one year ago. The reason for the lower revenues was low shipments in the first quarter of 1999 during which the Company's new facility was prepared for operation.

First half research and development revenues were $288,000 compared to $2,235,000 for the same period in 1998. The primary reason for the decrease was license fee payments in 1998 of $1,500,000 and $200,000 recorded as revenue in the first half of 1998. The balance of the change resulted from slightly lower shipments of QS-21 to research partners and advancement of the Company's funded research program to the final licensing stage where fewer costs are shared with the Company's partner.

Costs and Expenses

For the first half of 1999, cost of sales exceeded product sales due to costs incurred for validation and preparation of the Company's new manufacturing facilities. First half research and development spending decreased by 15% from one year ago to $3,185,000. The decrease was due to lower spending for clinical trials partially offset by assumption of the research programs from VacTex, acquired in April 1998. General and administrative expenses were reduced by 23% from one year ago due to lower staffing levels, legal fees and facility costs.

Other Income, Net

Other income for the first half of 1999 was $85,000 compared to $1,055,000 for the same period in 1998. The reasons for the decrease were $219,000 lower interest income from lower average cash balances, a $371,000 decline in royalty income and interest expense of $337,000 on debt.

Liquidity, Capital Resources and Business Outlook

Total cash, cash equivalents and marketable securities were $9,391,000 at June 30, 1999 compared to $15,155,000 at December 31, 1998.

During the first six months of 1999, operating activities used cash of $4,995,000 primarily due to the net loss of $4,719,000 and the pay-down of year-end accruals in connection with the fit-out of the Company's new facility. Investing activities provided cash of $1,495,000 primarily due to
the net sales of marketable securities.   Financing activities used
cash of $515,000 for repayment of debt. As of June 30, 1999, the Company had a balance of $4,134,000 million under its loan agreement with Transamerica Business Credit Corporation and owed $1,211,000 for the 7% debentures issued in connection with the acquisition of VacTex, Inc. In July 1999, the Company redeemed $722,000 of its outstanding debentures including accrued interest for 216,974 shares of common stock and $233,000 in cash. Also in July 1999, the Company sold 666,667 newly issued shares for proceeds of $1,500,000 in a directed limited placement.

During the first six months of 1998, the Company sold common stock in a private placement for proceeds of $3,600,000 and received $3,000,000 from a research partner, the last of a series of license fee payments.

Aquila expects that its available cash and marketable securities, and its cash flows from research contracts, product sales, and borrowings will be sufficient to finance its planned operations and capital requirements for the next twelve months. The management of the Company is taking all reasonable steps at its disposal to assure continuation of the Company's programs. The Company's ability to fund its long term operations is dependent on several factors, including the Company's ability to attract funding through additional public and private financing or by establishing corporate partnerships and collaborative agreements. There can be no assurance that such additional funding can be obtained on acceptable terms.

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



PART II - OTHER INFORMATION

Item 1: Legal Proceedings

CSL International ACN ("CSL") and Seed Capital, Inc. filed an opposition with the European Patent Office on the issuance of the Company's Stimulon(R) patent in Europe. In a hearing, the Company prevailed against all points raised in opposition. The period during which CSL could appeal this decision has expired without appeal.

     ---------------------------------------------------------------------

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS,INC.


     Date: August 9, 1999   /s/ Alison Taunton-Rigby
                           Alison Taunton-Rigby
                           President and Chief Executive Officer


                            /s/ James L. Warren
                            James L. Warren
                            Vice President Finance,
                            Chief Financial Officer and Treasurer