Form 10-Q
period 1999-09-30
AQUILA BIOPHARMACEUTICALS INC
filed 1999-11-15
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 1999, or

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

As of November 12, 1999
Common Stock Outstanding 7,886,364



AQUILA BIOPHARMACEUTICALS, INC.
Form 10-Q, September 30, 1999

INDEX

     PART I - FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements                 Page Number

          Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998.......................................3

          Consolidated Statements of Operations for three and nine
          month periods ended September 30, 1999 and 1998.............4

          Consolidated Statements of Cash Flows for the nine month
          periods ended September 30, 1999 and 1998...................5

          Notes to Interim Financial Statements.......................6

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations .............................7

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings .....................................11

     Item 6.  Exhibits and Reports on Form 8-K.......................12

     SIGNATURES......................................................14





Item 1 - Financial Statements
Aquila Biopharmaceuticals, Inc.
Consolidated Balance Sheet
(unaudited)
(in thousands)

Assets                                       9/30/99     12/31/98

Current Assets:
 Cash and cash equivalents                  $  1,096    $   5,270
 Marketable securities                         7,950        9,885
 Receivables (less allowance
    for doubtful accounts)                       381        1,028
 Inventories                                     393          435
 Prepaid expenses & other current assets         187          353
       Total current assets                   10,007       16,971

Investments                                      320          320
Property, Plant, and Equipment, Net            6,347        6,372
Patents and Purchased Technology, Net             62          116
Other Assets                                     826          849
       Total Assets                         $ 17,562    $  24,628

Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                          $    538    $     486
  Accrued professional fees                      305          299
  Other accrued expenses                         755        2,105
  Current maturities of long-term debt         1,544        2,191
       Total Current Liabilities               3,142        5,081

Deferred Revenue                                 225          225
Long Term Debt                                 2,882        3,669
       Total Liabilities                       6,249        8,975

Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued                   0            0
  Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 7,888,446 at September 30,
       1999 and 6,992,483 at December 31, 1998    79           70
  Treasury Stock                                 (34)         (34)
  Additional paid in capital                 141,802      139,812
  Accumulated other comprehensive income         (52)          79
  Accumulated Deficit                       (130,482)    (124,274)
       Total Shareholders' Equity             11,313       15,653

Total Liabilities and Shareholders' Equity  $ 17,562    $  24,628

The accompanying notes are an integral part of these unaudited statements.





Aquila Biopharmaceuticals, Inc.
Consolidated Statement of Operations
(unaudited)
(in thousands, except per share amounts)

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     1999         1998      1999         1998
Revenue:
  Product sales                   $   105    $     207   $   378      $   763
  Research and development            789          953     1,078        3,188
                                      894        1,160     1,456        3,951
Cost and expenses:
  Cost of sales                       120          207       712          671
  Research and development          1,677        1,666     4,862        5,418
  Purchased incomplete technology      --           --       --         9,927
  General & administrative            741          833     2,330        2,901
        Total costs and expenses    2,538        2,706     7,904       18,916

Other income, net                     155          275       240        1,330
Net Loss                          $(1,489)    $ (1,271)  $(6,208)    $(13,635)
  Unrealized holding gains/(losses)
  on available-for-sale securities     12           --        20           --
  Reclassification adjustment        (151)          --      (151)
      Total other comprehensive
     income/(loss)                   (139)          --      (131)          --
Comprehensive loss                $(1,628)    $ (1,271) $ (6,339)    $(13,635)

Basic and diluted loss
  per weighted average share:

Net loss                       $    (0.19)    $  (0.18)   $(0.86)    $  (2.12)

Weighted average number of
  common shares outstanding:
        Basic and diluted           7,690        6,992     7,229        6,443



The accompanying notes are an integral part of these unaudited statements.







Aquila Biopharmaceuticals, Inc.
Consolidated Statement of Cash Flows
                          (unaudited),(in thousands)
                                                       For the nine months
                                                       ended September 30,
                                                        1999        1998
Cash Flows From Operating Activities:
Net Loss                                            $ (6,208)   $(13,635)
Adjustments to reconcile net loss to net cash
 provided/(used) by operating activities:
  Depreciation and amortization                           624        188
  Provision for doubtful accounts                          --         40
  Stock and debt issued for incomplete technology          --      9,638
  Realized gains on sale of marketable securities         (151)       --
  Changes in assets and liabilities:
  Receivables                                              647       553
  Inventories                                               42        78
  Deferred revenue                                          --       750
  Prepaid expenses and other current assets                166        16
  Accounts payable and other accrued expenses           (1,261)       67
    Net cash used by operating activities               (6,141)   (2,305)

Cash Flows From Investing Activities:
  Purchases of marketable securities                    (8,000)  (18,732)
  Proceeds from maturities
    of marketable securities                             9,955    16,030
  Other noncurrent assets and liabilities                    5      (781)
  Purchases of property, plant, and equipment             (527)   (2,508)
    Net cash provided/(used) by
    investing activities                                 1,433    (5,991)

Cash Flows From Financing Activities:
  Payment of long-term obligations                        (976)     (252)
  Proceeds from long-term debt                              --     2,584
  Issuance of common stock                               1,510     3,845
    Net cash provided
      by financing activities                              534     6,177
Net decrease in cash and cash
      Equivalents                                       (4,174)   (2,119)

Cash and cash equivalents at the beginning
     of the year                                         5,270     7,352
Cash and cash equivalents at the end
     of the period                                      $1,096   $ 5,233

Supplemental disclosures:
        Interest paid                                   $  487   $    13
     Issuance of warrants in conjunction with debt      $   --        90
     Issuance of treasury stock in settlement of
       accrued liability                                $   --        13
     Issuance of common stock for redemption of
       debt and accrued interest                        $  489    $   --


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

2. Segment information:

The Company has determined that its reportable segments are development and manufacturing. All research programs are aggregated in the development segment. Revenues from the sale of the feline leukemia vaccine, compensation for the cost of supplying QS-21 to research partners, and QS-21 license fees are reported in the manufacturing segment. Financial results of segments are presented on the same accounting basis as the Company's consolidated results. There are no inter-segment activities. The Company's business is conducted entirely within the United States.

                                          Nine Months Ended
                                            September 30,
                                          1999          1998
Development
                Revenue               $   343         $    419
                Net loss               (5,807)          (6,225)
	Manufacturing
		Revenue			1,113		 3,532
                Net income/(loss)        (554)           1,684
	Reconciling items
		Net income/(loss)(1)	  153		(9,094)
	Consolidated totals
                Revenue                 1,456            3,951
                Net loss              $(6,208)        $(13,635)

  (1) 1999 includes $62,000 of royalty income, a gain of $14,000 on disposal of an asset, a $35,000 insurance premium refund , net interest expense of $41,000, income tax expense of $10,000, income from the sale of available-for-sale securities of $151,000, rental income of $10,000 and a charge for excess facilities of $44,000. 1998 includes $750,000 of net interest income, $437,000 of royalty income, proceeds of $85,000 from settlement of a claim, a $475,000 charge for excess space, and a charge for incomplete technology of $9,927,000.


3.   Inventories:

Inventories consist of the following:                    (000'S)

                                                  9/30/99         12/31/98
                                                  -------         --------
     Finished goods                               $  229       	  $  231
     Work-in-process                                  66             122
     Raw materials & supplies                         98              82
                                                  $  393          $  435


4.	Earnings Per Share:

The common stock equivalents of the Company consist of stock options and warrants. The Company was in a net loss position at September 30, 1999 and September 30, 1998; therefore, common stock equivalents were not used to compute diluted loss per share since the effect would have been anti-dilutive. Options to purchase 1,300,780 and 1,099,030 shares of common stock at weighted-average prices of $3.47 and $3.89, respectively, were outstanding at September 30, 1999 and 1998, respectively. Warrants to purchase 68,680 shares of common stock at an exercise price of $4.12 were outstanding at September 30, 1999. Most of the options and all of these warrants have exercise prices that exceeded the average market price during the third quarter of 1999.

5.	Contingencies:

In March 1995, an Adversary Proceeding was commenced by Institut Pasteur and Genetic Systems Corporation against CBC alleging patent infringement. Institut Pasteur appealed the Bankruptcy Court's ruling and the United States District Court's affirmation thereof to the Federal Circuit Court of Appeals. On July 7, 1999, the United States Court of Appeals for the Federal Circuit affirmed, in all respects, the decision of the Massachusetts District Court. The time allowed for an appeal of this affirmation has elapsed.

The Company has been named a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") at a waste disposal site. The EPA has completed its review of all the information submitted by the parties and informed the Company that it plans to take no further action against the Company regarding this matter.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998:

Revenue

Total revenues were $ 894,000 for the three months ended September 30, 1999 compared to $1,160,000 in the same period in 1998.

Third quarter 1999 research and development revenues were $789,000 compared to $953,000 for the same period in 1998 while product sales, which tend to fluctuate, were $105,000 compared to $207,000 the same period one year ago. The primary reason for the quarter-to-quarter decrease in research and development revenues was lower license fees. New license fees of $500,000 from a new partner partially offset the absence of $750,000 of license fees from a partner that made its final annual payment in 1998. Funded research was higher than the same period in 1998 due to the award from the National Institutes of Health of a SBIR Phase II grant and more than offset slightly lower transfer payments for the Company's adjuvant.

Costs and Expenses

Third quarter research and development spending was $1,677,000, virtually flat compared to the same period in 1998 with spending on the pivotal licensing trials for the Company's bovine mastitis product that commenced in July, 1999 offsetting spending on the Company's other programs. General and administrative expenses were reduced by 11% from one year ago due to lower staffing levels and facility costs. Cost of sales was higher than product sales in part due to low production levels in response to fluctuating demand and in part due to continuing validation of the Company's new facility.

Other Income, Net

Other income net for the third quarter of 1999 was $155,000 compared to $275,000 for the same period in 1998. The reasons for the decrease were $138,000 lower interest income from lower average cash balances, and interest expense of $148,000 on debt incurred to fit-out the Company's new facility more than offset by $151,000 of gain from the sale of investments.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998:

Revenue

Total revenues were $1,456,000 for the nine months ended September 30, 1999 compared to $3,951,000 in the same period in 1998.

Product sales for the first nine months of 1999 were $378,000 compared to $763,000 the same period one year ago. The reason for the lower revenues was low shipments in the first quarter of 1999 during which the Company's new facility was prepared for operation and a reduction of inventories by the Company's marketing partner.

Research and development revenues for nine months of 1999 were $1,078,000 compared to $3,188,000 for the same period in 1998. The primary reason for the decrease was license fee payments in 1998 of $2,542,000 recorded as revenue in nine months of 1998 compared to $638,000 in nine months of 1999. The balance of the change resulted from slightly lower shipments of QS-21 to research partners and advancement of the Company's funded research program to the final licensing stage where only certain costs are shared with the Company's partner.

Costs and Expenses

For nine months of 1999, cost of sales exceeded product sales primarily due to costs incurred in the first quarter for validation and preparation of the Company's new manufacturing facilities. For nine months, research and development spending decreased by 10% from one year ago to $4,862,000. The decrease was due to lower spending for clinical trials. General and administrative expenses were reduced by 20% from one year ago due to lower staffing levels, legal fees and facility costs.

Other Income, Net

Other income for nine months of 1999 was $240,000 compared to $1,330,000 for the same period in 1998. The reasons for the decrease were $356,000 lower interest income from lower average cash balances, a $374,000 decline in royalty income and interest expense of $485,000 on debt.

Liquidity, Capital Resources and Business Outlook

Total cash, cash equivalents and marketable securities were $9,046,000 at September 30, 1999 compared to $15,155,000 at December 31, 1998.

During nine months of 1999, operating activities used cash of $6,141,000 primarily due to the net loss of $6,208,000 and the pay-down of year-end liabilities in connection with the fit-out of the Company's new facility offset by decreases in other current assets. Investing activities provided cash of $1,433,000 primarily due to the net sales of marketable securities. Financing activities provided cash of $534,000 from the issuance of $1,510,000 of common stock offset by $976,000 payment of debt. As of September 30, 1999, the Company had a balance of $3,899,000 under its loan agreement with Transamerica Business Credit Corporation and owed $526,000 for the 7% debentures issued in connection with the acquisition of VacTex, Inc. In July 1999, the Company redeemed $722,000 of its outstanding debentures including accrued interest for 216,974 shares of common stock and $233,000 in cash. Also in July 1999, the Company sold 666,667 newly issued shares for proceeds of $1,510,000 in a directed limited placement.

During nine months of 1998, the Company sold common stock in a private placement for proceeds of $3,600,000 and received $3,000,000 from a research partner, the last of a series of license fee payments.

Aquila expects that its available cash and marketable securities, and its cash flows from research contracts, product sales, and borrowings will be sufficient to finance its planned operations and capital requirements into the third quarter of 2000. The management of the Company is taking all reasonable steps at its disposal to assure continuation of the Company's programs. The Company's ability to fund its long term operations is dependent on several factors, including the Company's ability to attract funding through additional public and private financing or by establishing corporate partnerships and collaborative agreements. There can be no assurance that such additional funding can be obtained on acceptable terms.

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

The Year 2000 ("Y2K") issue originates in computer programs that characterize the year with two digits instead of four. This method of characterization may result in interpretation of the year 2000 in a manner that would cause inadequate or inaccurate results. The Company is engaged in basic research and product development, and in manufacturing a product for animal healthcare and material for its research partners. The Company believes that with the relocation to newly constructed facilities in September 1998 and the conversion to Y2K compliant business systems software in the first quarter of 1998, the Y2K problem will not pose significant internal operational problems for the Company. The Company has conducted an internal review of equipment and software employed in its business, manufacturing and research operations and concluded that there are no apparent Y2K systemic dependencies. Specific items of equipment and associated software found to be date dependent are expected be replaced prior to the year 2000 due to capacity or quality improvements. In the normal course of its business, the Company conducts audits of key vendors and vendors used for regulated products to assure their ability to supply materials. These audits have not revealed any Y2K compliance issues with respect to the Company's key vendors. The Company's marketing partner is a French company and there can be no assurance that this company will be Y2K compliant. The Company has material transfer agreements with a number of other companies and there can be no assurance that these companies will be Y2K compliant. Total amounts expended to date in direct connection to the Y2K issue were for new business software and hardware and were less than $100,000. Future costs are expected to be nil. Y2K issues could adversely affect both revenues and costs if the Company were unable to supply material and products to customers and research partners. To insure no interruption in supply during the two quarters immediately proceeding and following the year 2000, the Company is carrying sufficient inventories of raw material from vendors used for regulated products and sufficient finished goods inventories to supply the needs of customers and partners in the event of a short term interruption of supply.

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



PART II - OTHER INFORMATION

Item 1: Legal Proceedings

CSL International ACN ("CSL") and Seed Capital, Inc. filed an opposition with the European Patent Office on the issuance of the Company's Stimulonr patent in Europe. In a hearing, the Company prevailed against all points raised in opposition. The period during which CSL could appeal this decision has expired without appeal.





Item 6.  Exhibits and Reports of Form 8-K

		Exhibits
			27. Financial Data Schedule
		Reports on Form 8-K
			1. None filed in the second quarter of 1999.

     -----------------------------------------------------------





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC.


Date:  November 11, 1999   /s/ Alison Taunton-Rigby
                           Alison Taunton-Rigby
                           President and Chief Executive Officer


                           /s/ James L. Warren
                           James L. Warren
                           Vice President Finance,
                           Chief Financial Officer and Treasurer