Form 10-K405
period 1999-12-31
AQUILA BIOPHARMACEUTICALS INC
filed 2000-03-30
CIK 704292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-12081

                        AQUILA BIOPHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                     (508) 628-0100                    04-3307818
(STATE OR OTHER JURISDICTION      (REGISTRANT'S TELEPHONE       (IRS EMPLOYER IDENTIFICATION
    OF INCORPORATION OR              NUMBER, INCLUDING                      NO.)
        ORGANIZATION)                  AREA CODE)

                      175 CROSSING BOULEVARD, FRAMINGHAM, MA                01702
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 6,774,317 shares of voting stock held by non-affiliates of the registrant as of March 27, 2000 was approximately $43,383,061 based on the last sale price of such stock on such date.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES [X]     NO [ ]

       COMMON STOCK OUTSTANDING AS OF MARCH 27, 2000:  8,506,915 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the definitive proxy statement in connection with the annual meeting of shareholders to be held May 25, 2000 are incorporated by reference into Part III of Form 10-K.

================================================================================

FIGHTING DISEASE THROUGH IMMUNE MODULATION

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     Aquila Biopharmaceuticals, Inc. engages in discovery, development and commercialization of products to prevent, treat or control infectious diseases, autoimmune disorders and cancers. Advances in biotechnology and immunology have enabled scientists to develop a new generation of products that specifically modulate the immune system to produce an effective immune response. These technology advances are causing significant changes in the market for these products. Historically, these products were generally low priced because they were used to prevent disease in healthy people (prophylaxis) and, due to the lack of product differentiation, companies generally competed on price. However, development of products based on our current understanding of the immune system involves significant technological innovation that can result in more effective and safer products with increased profit margins. The market potential of these products is high since current understanding of the immune system allows expansion of the market to address new areas and the development of safer, more effective substitutions for older products. In addition, within today's approaches to disease management and current cost management strategies, immunological products have been recognized as very effective contributors to controlling the total medical costs of certain diseases.

     We conduct research and development involving two proprietary core technologies, the Stimulon(TM) family of adjuvants and the CD1 antigen presentation system. We are currently advancing three products through clinical trials and collaborating on the clinical development efforts of seven corporate partners that are testing ten other products. One product has already been approved for sale.

     The Stimulon(TM) family of adjuvants has been shown to enhance the quality and the quantity of the immune response to a variety of antigens, both in pre-clinical studies and in a number of human clinical trials. Use of the Stimulon(TM) adjuvants is allowing scientists to design products that can activate specific T cell responses and result in a new highly effective class of vaccines for both therapeutic and prophylactic applications. New applications include diseases involving poorly immunogenic antigens such as polysaccharides or diseases affecting the elderly, whose immune systems have deteriorated so that they do not respond to traditional approaches. New therapeutic products for treating people with diseases such as malaria, chronic hepatitis infection, acquired immune deficiency syndrome ("AIDS") or various cancers, where a cytotoxic T lymphocyte ("CTL") response is thought to be essential, may be possible using the StimulonTM adjuvants.

     The CD1 antigen presentation system is a potentially powerful new approach to the development of immunological products. Until recently, scientists believed that antigen presenting cells of the immune system processed and presented antigens as peptides through two mechanisms, the Class I and the Class II MHC pathways. Recent discoveries have demonstrated that there is a third pathway, called the CD1 pathway, through which antigens with lipid tails are presented. Our scientists and other scientists are working to establish proof that the CD1 system is involved in providing protection from infection. Through our acquisition of VacTex, Inc., which operates as a wholly owned subsidiary, we have exclusive license to the CD1 technology and are using it to advance the development of proprietary products to prevent and treat infectious diseases, cancers and autoimmune disorders.

     Our product development programs include the Quilimmune(TM) human health products, the Quilvax(TM) animal health products and the CD1 products. Our animal health product, Quilvax-M(TM) for controlling bovine mastitis, has undergone extensive testing in bovine immunogenicity and challenge trials. We initiated formal USDA licensing trials in 1999. We are developing Quilimmune-P(TM) for preventing Streptococcus pneumoniae ("S. pneumoniae") infections in people over the age of 65. In initial clinical testing the safety profile of Quilimmune-P(TM) was good but the product in this formulation was not significantly better than the control formulation. We have altered the formulation further and are preparing for additional clinical testing. A third potential product designed to help control malaria infections, SPf66 antigen combined with the Stimulon(TM) adjuvant QS-21, has been studied in Phase I clinical trials and has shown very compelling immunological results. We are planning to evaluate additional malaria antigens in combination with QS-21 for ability to provide protection from malaria infection. Our first CD1 product, designed to prevent TB infection, is in animal testing. Initial studies have shown that CD1-TB has the potential to significantly reduce bacterial colony counts after TB challenge. We have a program developing the CD1 technology for cancer and are identifying CD1 antigens for additional disease applications including Chlamydia trachomatis, S. aureus, and Nontypeable Haemophilus.

     Our corporate partners are SMITHKLINE BEECHAM, P.L.C., WYETH-LEDERLE VACCINES AND PEDIATRICS, a business group of Wyeth-Ayerst International, Inc., a subsidiary of American Home Products Corporation, AVENTIS PASTEUR, BRISTOL MYERS SQUIBB (PROGENICS PHARMACEUTICALS, INC.), VAXGEN, INC., ELAN CORPORATION, P.L.C. and VIRBAC S.A.

SCIENTIFIC BACKGROUND

     The human immune system is made up of several different cell types including antigen presenting cells ("APCs"), B cells and T cells. In general, the role of APCs is to process antigens from pathogens such as viruses, bacteria or parasites into smaller fragments and to present the resulting proteins (peptides), lipids, or carbohydrates to T cells. Antigens can be processed by APCs through three pathways -- the MHC Class I, MHC Class II or the CD1 pathway. Peptide fragments from antigens processed through the Class I pathway are displayed on the surface of the APC by the MHC Class I protein and typically result in a cellular immune response. This specific activation of cytotoxic T cells is called a CTL response and is thought to be critical for many immunotherapeutic approaches to the treatment of cancer and the treatment or prevention of diseases such as herpes, hepatitis, HIV and malaria. A different response, called the humoral response, results when antigens processed by the Class II pathway are displayed by MHC Class II proteins. In a humoral response, B cells are activated to produce antibodies that are specific for the antigen encountered. The antibodies produced by B cells will bind to and can neutralize the pathogens, bacteria, parasites and viruses that have invaded the body. In the third pathway, antigens with lipid components are processed through the CD1 pathway and generate a cellular immune response that also results in the specific activation of cytotoxic T cells.

     Traditional approaches for developing immune protection from infection in humans involved the use of animal viruses or the use of attenuated or killed pathogens as vaccines. While these approaches are effective for some pathogens, there is a small but significant risk of the development of disease in people receiving these types of vaccines. With the advent of recombinant technology, scientists realized that safer products could be created using specific components of an organism rather than the whole organism. For example, the genes for the surface antigens from a pathogen can be cloned using genetic engineering and used to make recombinant proteins. The recombinant proteins are then used in a vaccine, to make a so-called sub-unit vaccine. Alternately the DNA coding for proteins can be used in DNA vaccines. Other specific cellular components have been used to stimulate disease specific responses, including proteins isolated from the pathogen itself, synthetic peptides, carbohydrates and lipoproteins.

     When these new sub-unit vaccines were first used it was found that while a pathogen specific immune response was stimulated, the response was often not of the right quality or strength to provide protection from infection or disease. As a result, immune modulation technologies have been developed that have been coupled with pathogen specific antigen approaches. These methods for modulating the immune system include conjugation of the antigen to a carrier protein, the use of viral or bacterial vectors to carry specific genes, the use of cytokines or lymphokines to stimulate the immune system and the use of adjuvants. Carrier proteins such as keyhole limpet hemocyanin (KLH) or the toxoids from diphtheria, tetanus and cholera have been used effectively. Viral vectors such as vaccinia, canary pox, or the bacteria BCG are under evaluation as carriers of disease specific genes to determine whether they stimulate a protective immune response. Adjuvants that have been used or that are in development include aluminum hydroxide (alum); MF59, a product of Chiron Corporation and its affiliates ("Chiron"); monophosphoryl lipid A (MPL) and LeIF, products of Corixa Corporation ("Corixa"); Adjumer, a product of AVANT

Immunotherapeutics Inc. ("Avant"); CpG, a product of Coley Pharmaceutical Corp.; and saponins from Quillaja saponaria such as QS-21. These adjuvant technologies are not all the same and affect the humoral and cell mediated pathways differently. Our Stimulon(TM) family of adjuvants, QS-21 and QS-7, are purified, defined molecules, derived from a natural source. They stimulate antigen specific responses and have been shown to promote both antibody and CTL immune responses in animals and humans.

CORE TECHNOLOGIES

     We are developing new products based on two core technologies, the Stimulon(TM) family of adjuvants that specifically enhance antibody and CTL responses, and proprietary CD1 presented antigens and CD1 molecules that are specific for the target disease.

     The typical development pathway for a disease specific product includes antigen identification, preparation of research quantities of the antigen, formulation studies, demonstration of a biological effect of a product containing the antigen and development of commercial scale, and product production procedures. These developmental efforts can be accomplished internally or result from technology licensed from outside sources, or a combination of both approaches.

     Our ability to discover and produce proprietary disease specific antigens allows us to develop products targeted at specific applications and populations. Our scientists have expertise in: (1) recombinant DNA cloning methods; (2) mammalian, insect and bacterial cell expression; (3) extraction and purification of protein, glycoside and lipid compounds from natural sources and (4) carbohydrate and polysaccharide production. Furthermore, our scientists have demonstrated their expertise with a variety of antigens from both viral and bacterial pathogens including those that require high level bio-containment.

  The CD1 Antigen Presentation System

     In a breakthrough discovery, Michael Brenner, M.D. (Brigham and Women's Hospital and Harvard Medical School), and Steven Porcelli M.D. (Albert Einstein College of Medicine), found that lipid-containing antigens, in addition to proteins, can be processed and presented to the immune system by antigen presenting cells. These antigens are presented by a newly recognized antigen presenting system called the CD1 pathway, which involves a family of conserved mammalian proteins that are related to the MHC molecules. The CD1 proteins bind and present antigens that are fundamentally different from those presented through the MHC system. The CD1 presented antigens contain a lipid component as part of their chemical structure. Lipid containing antigens presented through CD1 stimulate the production of additional cytotoxic T cells that recognize and kill invading pathogens.

     Since the initial discovery of the CD1 system, a large and growing body of research has further characterized the CD1 pathway, suggesting that modulating the immune system with lipid antigens has therapeutic potential for a broad range of diseases such as tuberculosis, type I diabetes, and cancer. The research has shown that the lipid antigen pathway can be used to activate anti-tumor responses. Researchers have determined the crystal structure of mouse CD1 and the model provides a structural rationale that supports its biological activity. The three dimensional structure shows a binding groove on CD1 that is attractive to lipids due to its hydrophobic nature. CD1 proteins resemble MHC proteins in a number of ways, and it appears that they arose from the same ancestral lineage as the MHC proteins. Aquila scientists are working to establish proof that the CD1 system is involved in providing protection from infection and although progress has been sufficient to justify continuance of the research, proof has not yet been established. The promise is that CD1 antigens will provide an opportunity for the discovery of a wholly new set of antigens in infectious diseases, cancer and autoimmune disorders that can be developed into products

The Stimulon(TM) Family of Adjuvants

     QS-21 is the lead Stimulon(TM) adjuvant. It is a natural product, purified from the bark of a tree that grows in South America, called Quillaja saponaria. Up to 10% of the bark from Quillaja is composed of saponins of which QS-21 is typically one of the more predominant. The bulk bark extract is available in the United States. The Company believes QS-21 is well suited to pharmaceutical development and formulation because it has good stability as a dried powder (at least 3 years), is water soluble, and when rehydrated, is a clear liquid that mixes easily with other vaccine components. QS-21 is compatible with alum and micro-particles that are used in many experimental product formulations. QS-21 is well characterized with a known molecular structure thus distinguishing it from competing adjuvant candidates, which are typically emulsions or biologicals. Because QS-21 is currently regulated by the FDA as a "constituent material" used in drug preparation, the FDA does not require specific licensure of facilities used for its manufacture. A second Stimulon(TM) molecule, QS-7, which has a slightly different safety and activity profile, is in development. Patents have issued to Aquila with composition of matter claims covering QS-7 and QS-21, as well as two other identified saponins, QS-17 and QS-18. We have also been issued a patent for saponins conjugated to antigens. All patents include the use of all of these molecules as adjuvants. See "Patents and Proprietary Rights".

     The use of Stimulon(TM) adjuvants improves the quality of the immune response. Addition of QS-21 to antigens will generally broaden the type of antibody produced, increase the titer or amount of antibodies produced, and stimulate cell mediated responses. It is potent and active at microgram doses when used with many types of antigens, including recombinant proteins derived from viruses and bacteria and polysaccharide antigens from bacterial pathogens.

     We believe that the performance of QS-21 will vary depending upon the nature of the antigen and the target population. Initial human studies conducted by our licensees and collaborators have focused on proving the safety of QS-21 and experimenting with different formulations and dose levels. We and our collaborators have completed over 30 studies to date, and more than 2,500 subjects have received QS-21 in various formulations. These studies have shown that the addition of QS-21 to product formulations improves the immune response to certain antigens, as evidenced by increased antibody titer.

STRATEGY

     Our objective is to create and commercialize products that modulate the immune system to prevent, control or treat infectious diseases, autoimmune disorders and cancers. We intend to exploit our expertise in adjuvant and antigen research to create products and develop them through Food and Drug Administration ("FDA") or United States Department of Agriculture ("USDA") licensure, and to market products to end users, resellers or partners based on market attributes. In addition, we intend to support our corporate partners' product development programs, further develop our manufacturing capacity, and to in-license and develop related technology.

  Exploit Expertise in Immunology

     We have developed unique expertise in understanding the molecular mechanisms involved in stimulating and tuning the immune response to specific antigens to allow the development of safe and effective therapeutic and prophylactic products. We intend to continue to integrate our proprietary core technologies and to identify targeted applications of our technology. In addition, we plan to broaden our expertise in research and development to include different antigens such as lipid antigens, recombinant proteins, peptides, polysaccharides and other classes of antigenic molecules. Our strategy is to acquire related products and technologies to supplement our scientific expertise, capabilities and product portfolio.

  Create and Develop Products

     We have established a large number of corporate partnerships and a significant number of products are being developed through these partnerships. However, we believe that we can also develop and retain significant value through our own product development efforts. We have three products in clinical development: (i) Quilvax-M(TM) to control bovine mastitis currently in final licensing trials; (ii) Quilimmune-M(TM) for controlling malaria; and (iii) Quilimmune-P(TM) for preventing pneumococcal infections in the elderly. We have completed the development and licensure of one product, Quilvax-FeLV(TM) for preventing leukemia in cats. See "Product Development Programs".

     We have a large number of ongoing academic collaborations involving other antigens. A number of these are cancer vaccines. In certain cases we have options to license related technology should we wish to accelerate the development of these products. We intend to develop human products primarily but will exploit unique, significant product opportunities in animal health.

  Support Corporate Partners Programs

     We have entered into collaborative agreements with SmithKline Beecham, p.l.c., Elan Corporation, p.l.c., Aventis Pasteur, Wyeth-Lederle Vaccines and Pediatrics, VaxGen, Inc. and Bristol-Myers Squibb (Progenics Pharmaceuticals, Inc.) as well as a number of other biotechnology companies. We intend to use these partnerships to speed discovery and development of certain products that the Company does not have the resources or skills to develop. These collaborations allow us to focus our own efforts on products that have different markets than those of interest to large pharmaceutical companies. We have a number of discussions underway involving potential licenses and intend to continue to selectively license our technology. See "Corporate Partner Programs".

  Develop Manufacturing Capacity

     We have retained rights to the manufacture of QS-21 on a worldwide basis in all of our licensing agreements, and have been producing QS-21 for clinical trials for all of our partners and our product programs. In addition, we operate a small production facility to supply FeLV antigens and vaccine to our corporate partner, Virbac S.A. We intend to continue to develop manufacturing expertise and capacity to allow us to retain value from the products that we develop.

  In-license Related Technology

     We have been and will continue to be opportunistic by in-licensing products and technology related to immune modulation to supplement our product pipeline. In addition to expanding the product portfolio, this strategy will allow us to capitalize on newly developed technologies that are synergistic with our existing technology base.

PRODUCT DEVELOPMENT PROGRAMS

     Our strategy is to develop products internally and in partnership with other companies. We have a number of products in development or commercialized.

             CD1, QUILIMMUNE(TM) & QUILVAX(TM) PRODUCT DEVELOPMENT

PRODUCT                            MARKET                    STATUS                   PARTNER
-------                            ------                    ------                   -------
QUILVAX-M(TM)             31 million milk cows in   Licensing trials started  Aquila, N. America
Product to control        the U.S. & Europe         in 1999                   Virbac S.A., Europe
bovine mastitis (S.
aureus & E. coli)

QUILIMMUNE-M(TM)          1-2 billion persons at    Clinical testing          Academic partners and
Product to control        risk                                                the CDC
malaria (Plasmodium
falciparum)

QUILIMMUNE-P(TM)          Adults $ 65 years S 34    Clinical testing          Aquila, worldwide rights
Product to prevent        million in U.S
pneumococcal infections

QUILVAX-FELV(TM)          S 15 million cats         On market, trade name     Virbac S.A. worldwide
Product to prevent        vaccinated per year       Leucogen(R)               rights
feline leukemia

PRODUCT                            MARKET                    STATUS                   PARTNER
-------                            ------                    ------                   -------
CD1 - TB                  Affects  1/3 of world's   Preclinical research      Aquila
                          population

CD1 - CHLAMYDIA           14 million young adults   Research                  Aquila
                          at risk per year, U.S.

CD1- S. AUREUS            Results in  1/2 million   Research                  Aquila.
                          hospitalizations
                          annually

CD1 - NONTYPEABLE         Cause of 30% of otitis    Research                  Aquila
HAEMOPHILUS               media cases

QUILVAX-M(TM) FOR THE CONTROL OF BOVINE MASTITIS

     Bovine mastitis is an inflammation of a dairy cow's udder. Two pathogens cause the majority of infections resulting in mastitis: Staphylococcus aureus ("S. aureus") and Escherichia coli ("E. coli"). Mastitis is the most costly disease affecting the dairy industry. The economic impact in the United States of bovine mastitis is estimated to be $1.8 billion per year. According to the National Mastitis Council, losses per cow per year are $184 (there are about 9.5 million dairy cows in the U.S.). Many times when an animal develops mastitis, treatment is ineffective and the animal must be culled from the herd. As a result, the farmer incurs costs due to animal treatment as well as replacement. In addition, dairies pay a premium for high milk quality. Mastitis results in lower milk quality and lower milk value.

     There are a number of bovine mastitis vaccines on the market, but these are directed towards E. coli only. Our Quilvax-M(TM) bovine mastitis product is bivalent, containing antigens for both S. aureus and E. coli, and is expected to provide broader control of mastitis.

     The S. aureus component of Quilvax-M(TM) is based on a patented cell surface protein from S. aureus called fibronectin binding protein. Fibronectin binding protein is primarily responsible for attachment of S. aureus to host tissue, in this case the epithelium of the bovine mammary gland. It is believed that this attachment is a critical step in the disease process and results in the inflammation and tissue destruction that characterizes mastitis. In our Quilvax-M(TM) program, fibronectin binding protein is used as the target antigen for development of a beneficial immune response. Antibodies directed against fibronectin binding protein may block the attachment of S. aureus to mammary gland tissue and may help kill infected cells through antibody-dependent mechanisms.

     We have been making use of the ability to experimentally cause S. aureus mastitis by direct challenge of dairy cattle with bacteria deposited in the mammary gland. In a typical challenge experiment, the response of several groups of animals, both treated and non-treated controls, to a S. aureus challenge are compared. Recent studies indicate that Quilvax-M(TM) is safe and that it reduces the inflammatory response that develops upon infection. Measurement of parameters that determine milk quality and the price dairy producers would receive for their milk indicates that milk from animals vaccinated with Quilvax-M(TM) would have a higher value than that from non-treated controls.

     The E. coli portion of Quilvax-M(TM) is modeled after the E. coli mastitis products currently on the market. The marketed products make use of a mutant strain of E. coli that has a slightly altered surface carbohydrate structure. Quilvax-M(TM) makes use of a similar E. coli mutant. Biochemical anlysis of Quilvax-M(TM) and the marketed products indicate that the amount of active component directed against E. coli present in Quilvax-M(TM) is similar to or exceeds that present in the marketed products.

     In order to receive authorization from the USDA to market Quilvax-M(TM), we are conducting formal efficacy trials for both the S. aureus and E. coli components of the product and a safety trial, all planned to be completed in the first half of 2000. We believe we could add a streptococcal component in a next generation product.

     The research costs were 50% funded by Virbac S.A.; we fund 100% of development and clinical trial costs. We have retained exclusive marketing rights in North America while Virbac S.A. has exclusive marketing rights in Europe. The parties share marketing rights in the rest of the world. We are in discussions with potential marketing partners.

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

     We are involved in a number of programs to develop products to control malaria. One of the programs is a collaboration with SmithKline Beecham, p.l.c. (see "Corporate Partner Programs").

     In addition to this program, we have a collaboration with the World Health Organization (WHO) on another malaria product involving the antigen SPf66. SPf66 is a polymerized synthetic peptide developed by Dr. Manuel Patarroyo of the Institute de Inmunologia in Bogota, Colombia. We have investigated the effectiveness of a Quilimmune-M(TM) product containing QS-21 and SPf66. In a human clinical trial 90 volunteers were enrolled in five groups. The clinical trial was designed to evaluate QS-21 versus alum-adjuvanted SPf66 formulations. Safety data indicated that Quilimmune-M(TM) was generally well tolerated and very significantly increased the immune response after both two and three immunizations compared to the SPf66/alum control. Antibody titers of volunteers receiving Quilimmune-M(TM) were over 100 times higher than those of volunteers receiving the SPf66/alum control. We plan to continue our evaluation of potential malaria antigens with QS-21.

  Quilimmune-P(TM) for the Prevention of Pneumococcal Infections

     Healthy adults are not typically at risk for developing significant disease following exposure to S. pneumoniae. However, in the elderly, infections by S. pneumoniae cause serious disease. There are over 80 recognized serotypes of pneumococci, each with varying geographic and age group prevalence. Quilimmune-P(TM) is intended to be used to prevent pneumococcal infections in the elderly.

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

     The currently available vaccines, which were developed and approved in the early 1980s are composed of purified capsular polysaccharides from the 23 serotypes that cause about 90% of infections. These vaccines are under-utilized by the elderly. Reports in the medical literature and confirmed in our trials indicate that, using the current vaccines, only 60 - 70% of healthy volunteers and 50 - 60% of the elderly respond with a 2-fold or greater increase in the level of specific antibody.

     In a series of clinical studies that began in 1998, we are evaluating Quilimmune-P(TM) formulations that contain QS-21 and the capsular polysaccharides. The first study completed in the target population was a prospective, randomized, double blind comparison of a single immunization of Quilimmune-P(TM) to the currently licensed vaccine product in an elderly population. Quilimmune-P(TM) was generally well tolerated; however, the differences between Quilimmune-P(TM) and the control vaccine in the frequency of a two-fold or greater increase in antibody titer following the single immunization were not consistent, and only reached statistical significance with one serotype. We have also evaluated a second immunization of Quilimmune-P(TM) twelve months following the first, but this did not improve the effectiveness further. We have identified several additional formulations and are planning human clinical trials to evaluate one of these.

  Quilvax-FeLV(TM) for the Prevention of Feline Leukemia

     We have developed a recombinant sub-unit vaccine against the feline leukemia virus. The product was approved in 1990 in the U.S. and 1991 in Europe. This product represents one hundred percent of our product sales. We manufacture the product and sell it to Virbac S.A., which markets it in Europe, Australia and Japan under the trade name Leucogen(R). We believe European sales are $18 to $22 million. Virbac S.A. has indicated that it intends to market the product directly in the U.S. Feline leukemia is a highly contagious and commonly fatal disease of cats. Our product was the first recombinant vaccine ever developed against a tumor-causing virus in mammals. A patent covering Quilvax-FeLV(TM) has been issued in the U.S. and a number of other countries. We manufacture bulk formulated product for the Australian markets, and supply Virbac with bulk antigen and adjuvant for further manufacture for the European and Japanese markets. The product is the leading feline leukemia vaccine in Europe and in an independent study was found to be the most effective of three leading feline leukemia products on the market.

  CD1-TB

     Mycobacteria tuberculosis is one of the most prevalent infectious disease pathogens. It infects one third of all people and kills more individuals (2-3 million per year) than any other infectious agent. Strains of Mycobacteria tuberculosis that are multi-drug resistant have been isolated and their frequency is increasing. Our tuberculosis program is based on research initiated at the Brigham & Women's Hospital by Drs. Brenner and Porcelli involving the discovery that lipid antigens of Mycobacteria tuberculosis are presented to the immune system by CD1. Identification and characterization has shown that these antigens have lipid and carbohydrate components. Initial immunization challenge studies have been conducted in laboratory animals using a vaccine containing a mixture of these lipid antigens in a formulation with QS-21. Following immunization and challenge, animals receiving the experimental vaccine had a significantly reduced bacterial burden when compared to non-immunized controls. This outcome is encouraging but does not provide proof that immunization with CD1 antigens can provide protection from infection. Our ongoing work, a collaborative effort between Brigham & Women's Hospital, Albert Einstein College of Medicine, and our scientists, is focused on identifying specific Mycobacteria tuberculosis antigens that provide immunological benefit and demonstrating usefulness in animal models as a prelude to human studies.

  CD1-Chl

     Genital tract infections due to Chlamydia trachomatis have been identified as the cause of half a million infections in the United States with as many as half of these found in women 15 to 19 years old. This makes this sexually transmitted disease the most common reportable disease in the U.S. Cases are almost certainly underestimated since 75% of women and 50% of men with Chlamydia have either no symptoms or such mild ones that they do not seek care. Left untreated, C. trachomatis is a major cause of pelvic inflammatory disease (PID), ectopic pregnancy, and infertility among women.

     Perinatal transmission of C. trachomatis to infants can cause neonatal conjunctivitis and pneumonia. In 1994, the estimated cost of untreated chlamydial infections and their complications was $2 billion in the United States.

     From a public health and commercial perspective, this is one of the largest potential areas for vaccine development. There are 20 million women between the ages of 15 and 19 years. In principal, all men and women in this age group might be vaccinated should a safe and effective vaccine become available.

     Although the role of CD1 antigen presentation in the control of Chlamydiainfection has not been established, C. trachomatis has a large surface density of lipopolysaccharide (LPS) and produces many other lipids. In addition, Chlamydia has a profound influence on host cell lipids by interrupting normal intracellular tracking of host produced lipids. These lipids all represent potential targets for CD1-related therapies. Our research effort is concentrated on antigen discovery with a particular interest in antigens presented to the immune system by CD1.

  CD1-S. aureus

     Staphylococcus aureus, a common inhabitant of the skin and mucus membranes of humans, may cause infection to internal tissues during surgery or trauma-induced damage to the skin or mucus membrane. Such infections may lead to complications associated with staphylococcal bacteremia, including infectious arthritis, pneumonia, septic shock, endocarditis and abscesses, and result in half a million hospitalizations per year in the U.S. These conditions have historically been effectively treated with antibiotics. However, recent increases in staphylococcal resistance to penicillins, and especially vancomycin, the antibiotic of last resort, have made it necessary and imperative to seek alternative approaches to therapy for these infections.

     An immunological approach to preventing or treating S. aureus infections is a viable alternative to traditional means of therapy. A vaccine-based approach has commercial application for individuals having elective surgery and for those in the health care field as well as potentially for general childhood immunization. Current vaccine development has focused on raising antibodies to different antigens such as type-specific polysaccharide conjugates, proteins such as adhesins or virulence factors, and a surface polysaccharide antigen. The efficacy of any of these vaccines has yet to be demonstrated in humans.

     Immunity to a gram-positive pathogen such as S. aureus occurs via circulating antibacterial antibodies and complement factors. The role of cell mediated immunity to gram positive infection is unclear but may occur through T cell help for antibody production and production of cytokines involved in killing of bacteria. Much of the protective antibody against gram positive bacteria is directed against polysaccharides and lipoglycans, suggesting that T cells may recognize these nonpeptide molecules and provide appropriate B cell help. Most staphylococci are rapidly killed and degraded following phagocytosis but a minority of organisms can persist intracellularly to cause recurrent infection. A vaccine approach that involves cell mediated immunity and lipid antigen presentation through CD1 may be helpful in reducing the adverse effects of such infections. Our research is focused on isolating and characterizing lipid antigens that have the ability to stimulate immune cells through CD1 presentation.

  CD1-NTHi

     Nontypeable Haemophilus influenzae is a common cause of otitis media, pneumonia, exacerbated chronic bronchitis, sinusitis, meningitis, postpartum and neonatal infections, osteomyelitis, septicemia, bacteremia, and other invasive bacterial diseases. The annual cost of the medical and surgical treatment of otitis media in the United States is between $3 billion and $4 billion dollars. Currently there is no vaccine available that can prevent the occurrence of NTHi infections. H. influenzae conjugate vaccines currently in widespread use are effective only against type b capsulated strains and do not confer protective immunity against infection with nontypeable strains.

     Most children have had at least one episode of otitis media by their third birthday, and one-third have experienced three or more ear infections. Inappropriate antibiotic treatment of otitis media encourages the emergence of multi-drug resistant strains of bacteria making the need for a vaccine more urgent.

     Recently, scientists have reported the isolation of human CD1-restricted T cells specific for nonprotein antigens from H. influenzae type b, thus suggesting a role for CD1 presented lipid antigens in immunity to the related nontypeable strains of H. influenzae. Aquila's research program involves the identification of immunogenic lipid fractions and analysis of the antibody and cellular proliferation responses to these lipids in animal models.

CORPORATE PARTNER PRODUCTS

     In addition to our internal product development programs, we have six corporate partners that have licensed the Stimulon(TM) adjuvants for a variety of human diseases: SMITHKLINE BEECHAM, P.L.C., WYETH-LEDERLE VACCINES AND PEDIATRICS, AVENTIS PASTEUR, BRISTOL MYERS-SQUIBB (PROGENICS PHARMACEUTICALS, INC.), VAXGEN, INC., AND ELAN CORPORATION, P.L.C. In return for rights to use Stimulon(TM) adjuvant for specific diseases, the corporate partners have agreed to pay us license fees, milestone payments, and royalties on product sales. We have retained worldwide manufacturing rights for QS-21. In addition to corporate partners, we have developed a number of academic collaborations to test potential product formulations containing QS-21.

     - SMITHKLINE BEECHAM, P.L.C. ("SB") has licensed QS-21 for a number of different applications. The world's leading manufacturer of Hepatitis B vaccine, SB is aggressively marketing its existing portfolio of vaccines, while developing new and improved products. SB has completed a number of clinical trials of potential products containing QS-21 and is also investigating the use of combinations of different adjuvants.

       SB has completed Phase II studies of a malaria vaccine in The Gambia, Africa in semi-immune adult Gambian men. The trial involved 306 volunteers. The vaccine was highly effective during the first two months of surveillance with efficacy against infection of 65%. Average efficacy during the whole surveillance period was 16%. SB has announced plans to initiate a pediatric study of this potential vaccine in The Gambia starting as early as this fall.

       SB is developing TH-GW, a therapeutic vaccine for genital warts, which is licensed from Cantab Pharmaceuticals, p.l.c. and has been reformulated with SBAS2, one of SB's adjuvant formulations that contains QS-21. A Phase I study and a Phase I/II dose ranging study have been completed. SB initiated two parallel randomized, double-blind, placebo controlled Phase IIb trials in 1999 at centers in western Europe, Canada, Scandanavia, Australia, and New Zealand. The trials are designed to assess wart recurrence rates and rates of disease regression following vaccination both in patients with newly diagnosed warts and those with recurrent warts. Data is expected in 2000.

       SB has completed Phase II studies of a therapeutic product for treating people chronically infected with hepatitis B, and is planning additional studies in 2000. Phase I clinical studies of a therapeutic vaccine for treating people with herpes infections have been completed.

     - AVENTIS PASTEUR ("AP") has licensed QS-21 for use in its HIV vaccine programs and has completed a number of clinical trials with different antigens. AP plans to start a Phase I clinical trial to evaluate a new HIV vaccine candidate in 2000.

     - WYETH-LEDERLE VACCINES AND PEDIATRICS ("WYETH-LEDERLE") licensed QS-21 in 1992 for use in five vaccines. Wyeth-Lederle, formed as a result of the acquisition of American Cyanamid by American Home Products, is a leader in pediatric vaccines. Wyeth-Lederle has completed a Phase I clinical trial using a product formulated with QS-21. Wyeth has since reformulated this product and is planning to initiate studies of the new formulation early in 2000.

     - BRISTOL MYERS SQUIBB (PROGENICS PHARMACEUTICALS, INC.) ("BMS/P") licensed QS-21 for use in certain therapeutic products for cancer. BMS/P's most advanced program involves a vaccine called GMK that incorporates QS-21 with a ganglioside preparation called GM2 to treat melanoma. The pivotal Phase III study in high-risk melanoma patients completed enrollment in 1999. Initial clinical data is expected by the end of 2000. A second cancer product, MGV, which contains QS-21 and the gangliosides GD2 and GM1 along with GM2, is entering Phase II/III trials. This product is expected to be applicable to a number of cancers and Progenics plans to initiate several trials to focus on different cancers. We have licensed Progenics to use QS-21 in exchange for a license fee, an equity interest in Progenics, and royalties, and we have a supply agreement with BMS.

     - VAXGEN, INC. (an early stage company whose major corporate shareholder is Genentech, Inc.) has licensed QS-21 and the HIV protein gp120 for use in its HIV-1 vaccine program. VaxGen has conducted a number of Phase I clinical trials in healthy volunteers with a product formulated with QS-21, under the auspices of the National Institutes of Health. Volunteers received very low doses of gp120 antigen combined with QS-21 and/or alum. These product formulations were well tolerated and resulted in immunogenicity equal to or better than the high dose gp120. A fourth trial based on these product formulations was completed in 1999 that confirmed the early data. Additional studies are being planned.

     - ELAN CORPORATION, P.L.C., through its wholly owned subsidiary, Neuralab Limited, has licensed QS-21 with an antigen in the field of Alzheimer's Disease. We have received two milestone payments and will receive additional fees and milestone payments plus royalties on future product sales. A phase I clinical trial was initiated in late 1999. Additional studies are being planned.

                [PRODUCT CLINICAL DEVELOPMENT STATUS BAR GRAPH]

MANUFACTURING AND SCALE-UP

     As part of each Stimulon(TM) adjuvant licensing agreement, we have retained the right to be the exclusive supplier of Stimulon(TM) adjuvants. The license agreements stipulate supply prices, within certain ranges. Pursuant to the license agreements, we will also receive royalties on licensees' product sales.

     We currently manufacture QS-21 for commercial animal health use and for use in human clinical trials. We have scaled the critical steps of the process to produce a batch size suitable for large-scale commercial production up to 2,000,000 doses.

     The FDA classifies QS-21 as a constituent material used in vaccine preparation. As a result, the FDA does not require licensure of facilities used for the manufacture of QS-21. We believe that this classification affords flexibility in the timing of investment in commercial manufacturing facilities. After the safety and effectiveness of QS-21 has been demonstrated, we expect to be in a position to reasonably project the capital investment required and can adjust the scale of manufacturing as additional products reach the market.

     We also currently manufacture Quilvax-FeLV(TM) antigen and vaccine, which were licensed for sale in the U.S. by USDA in 1990 and for European sales in the European Community ("E.C.") in 1991. We produce commercial quantities at the 400 liter fermentation scale.

PATENTS AND PROPRIETARY RIGHTS

     We have pursued a policy of obtaining patent protection for our technologies both in the U.S. and in selected foreign countries. We have filed or have rights to a number of U.S. patents and patent applications and their foreign counterparts. We also rely on trade secrets, proprietary know-how, and continuing technical innovation to develop and maintain our competitive position.

     Our future success will depend, in part, upon our ability to develop products and technologies and to obtain patent protection for our products and technologies both in the U.S. and Europe. There can be no assurance that patent applications owned or licensed by us will issue as patents; that patent protection will be secured for any particular technology, or that, if issued, such patents will be valid, or that they will provide us with meaningful protection against competitors. There can be no assurance that the patents will not be challenged or designed around by others. Proceedings brought against our patents could expose us to significant expense and the risk of adverse determinations.

     We are not aware of any issued third party patents that would interfere with development of any of our products. There can be no assurance that we will not infringe existing or future patents owned by others; that third parties will not bring suit against us for infringement of such patents. There can be no assurance that we could obtain necessary or desirable licenses on acceptable terms or that we could design around such patents. Any litigation instituted by third party patent holders could expose us to significant expense and the risk of adverse determination.

  QS-21 and Other Adjuvants

     We have three issued and five pending U.S. patents covering QS-21, QS-7, and the other principal fractions of Quillaja saponaria and methods of their use in vaccines. Comparable applications have been filed in appropriate additional jurisdictions, sixteen of which have issued. We believe that the standard of purity specified in the patent for the saponin fractions is necessary to achieve a safety profile acceptable for human use. CSL and Seed Capital Inc. filed an opposition with the European Patent Office ("EPO") on the issuance of our QS-21 patent in Europe. A hearing before the EPO was held in October of 1998. We prevailed against all points raised in the opposition. CSL did not appeal the EPO's decision.

  CD1 Antigen Presentation System

     We hold a license to a broad patent covering a CD1 restricted immune response, a patent covering certain molecules presented through CD1 and have several pending patents on the CD1 technology.

  Mastitis

     We exclusively licensed from Alfa Laval Agri AB certain base technology used in the bovine mastitis program. This technology includes patents and patent applications on fibronectin binding proteins from S. aureus, E. coli and S. dysgalactiae. The Alfa Laval license calls for payment of an initial license fee, royalties, and additional license fees as additional patents issue and upon commercialization of the vaccines. As part of the joint development agreement with Virbac S.A., we arranged for Alfa Laval to grant a direct license to Virbac S.A. in certain territories.

     To date 11 patents have been issued in the U.S. related to fibronectin binding proteins, the genes that encode these proteins, related synthetic peptides and the use of these materials for treating infections.

  Other Patents

     We hold U.S. patents on Quilvax-FeLV(TM) vaccine and on drug delivery compounds and methods. Patents on methods of expressing and purifying proteins made in a baculovirus expression system have issued. We have a fully paid-up, royalty-free license to U.S. Patent No. 4,734,362 and foreign counterparts (protein purification) in the vaccine, therapeutic and related research fields. We have a fully paid-up, royalty-free license to U.S. Patent No. 4,753,873 in the veterinary diagnostic field; and a non-exclusive sublicense to U.S. Patent No. 4,725,669 and U.S. Patent No. 5,068,174 (HIV-gp120-p27) in the vaccine, therapeutic and related research fields. We also have several issued and pending patents in the field of Lyme Disease and Human Granulocytic Ehrlichiosis.

COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Our competitors in the U. S. and abroad are numerous. They include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that our competitors will not succeed in developing technologies and products that are more effective than any that we have developed or may be developed by us or which would render our technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than we. In addition, some of our competitors have substantially greater experience than we in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than could we. There can be no assurance that our products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the U. S. or elsewhere. If we commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we may have less experience. A significant amount of research in the field is also being carried out at academic and government institutions. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or in collaboration with competitors and will compete with us in recruiting highly qualified scientific personnel.

     We are aware of certain programs and products under development by others which may compete with our programs and products. Several companies, including Coley Pharmaceutical Group ("CPG"), Corixa, Avant and Chiron Corporation, are developing adjuvants and antigens.

     Merck Laboratories, Wyeth-Lederle, SB, Aventis Pasteur and possibly others are in human clinical trials with conjugate pneumococcal vaccines and have existing non-adjuvanted products on the market. Several companies market mastitis vaccines for infections caused by E. coli. The existence of products developed by these and other competitors, or other products of which we are not aware or which may be developed in the future, may adversely affect the marketability of products we develop.

     Our corporate partners are also licensees of Coley, Corixa and Avant.

GOVERNMENT REGULATION

     The FDA, the USDA, the Environmental Protection Agency, and comparable state and other agencies, including those in foreign countries, impose requirements governing the development, manufacture and marketing of certain of our products and products under development. The regulatory process can take several years, involves lengthy and detailed laboratory and clinical testing, and requires substantial expenditures. Human biologicals and pharmaceuticals, including vaccines, typically require three stages of clinical trials: Phase I to determine the preliminary safety of the product; Phase II during which the efficacy of the product is preliminarily assessed and treatment regimens refined; and Phase III (sometimes referred to as "pivotal trials") during which final safety and efficacy data are generated. Regulatory approval is required prior to commencement of clinical trials. The clinical data, together with comprehensive manufacturing and facility information, is filed with the FDA in a Biologics License Application ("BLA") or a Product License Application ("PLA") and an Establishment License Application ("ELA") on which the regulatory agencies base their approval decisions. In some instances, particularly in cases of life-threatening diseases for which there is no effective treatment, the clinical trial phases may be combined, or approval may be sought after completion of an expanded Phase II trial.

     Because QS-21 is currently classified by the FDA as a constituent material used in drug preparation, the FDA does not require licensure of facilities used in its manufacture. We believe that this affords investment flexibility in commercial manufacturing facilities. We have filed a Biologics Master File for

QS-21 with the FDA, which its licensees can reference as part of their own PLAs as they seek FDA approval.

     There can be no assurance that, at the end of the regulatory process, approval will be obtained or that product developments by competitors in the interim will not have made our products obsolete or economically unfeasible. The extent of regulation which may arise from future legislative or administrative action cannot be predicted, nor can the potential impact of such future regulation, or changes in existing regulation, be predicted with any certainty.

PRODUCT LIABILITY

     We have potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of our products or conduct of clinical trials may expose us to product liability claims and possible adverse publicity. These risks also exist with respect to our products, if any, that receive regulatory approval for commercial sale. We currently have limited product liability coverage for the clinical research use of our products, which management believes is customary for companies with products at this stage of clinical development. There can be no assurance that we will be able to maintain our existing insurance coverage or obtain additional insurance coverage at acceptable costs, if at all, or that a product liability claim would not materially adversely affect our business or financial condition.

HUMAN RESOURCES

     As of December 31, 1999, we employed 41 full-time employees. The employees are not represented by any labor unions, and we consider our relations with those employees to be good. Our scientific staff has expertise in many relevant areas and is augmented by consulting agreements with research scientists located at various academic institutions and commercial organizations.

SCIENTIFIC ADVISORY BOARD

     Our Scientific Advisory Board consists of 6 individuals with recognized expertise in immunology and oncology. The Scientific Advisory Board meets from time to time to discuss matters relating to our current and long-term scientific planning and research and development, and the individual members are available for consultation on an informal basis. All members of the Scientific Advisory Board are employed by academic institutions, and may have commitments or consulting or advisory obligations to other entities that may limit their availability to us. These entities may be competitors of ours. In certain circumstances, the academic institutions which employ the Scientific Advisory Board members may assert ownership rights to inventions or other technology that may result from advice provided to us by such members. In such circumstances, we could seek to negotiate licenses to such inventions or technology, but there can be no assurance that we would be able to obtain such licenses on commercially reasonable terms. No members of the Scientific Board are expected to devote more than a small portion of their time to our business.

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

     Dr. Philip Livingston, M.D.
     Clinical Immunology Service
     Memorial Sloan-Kettering Cancer Center
     1275 York Avenue
     New York, NY 10021

     Dr. Steven A. Porcelli, M.D.
     Associate Professor
     Department of Microbiology and Immunology
     Albert Einstein College of Medicine of Yeshiva University
     Room 416 Frochheimer Building
     1300 Morris Park Avenue
     Bronx, NY 10461

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

ITEM 2.  PROPERTIES.

     Our operations are conducted in a 41,000 square foot leased manufacturing, research and office facility in Framingham, Massachusetts.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4.A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following is a list of our management, their ages, positions, offices and business experience, as of February 1, 2000:

          ALISON TAUNTON-RIGBY, Ph.D., 55, has been President, Chief Executive Officer and Director since March of 1996. Dr. Taunton-Rigby served as President and Chief Executive Officer and a member of the Board of Directors of our predecessor, Cambridge Biotech Corporation ("CBC") from April 1995 until October of 1996. From 1993 to 1994, she was President and Chief Executive Officer of Mitotix, Inc., a biopharmaceutical company. Prior to joining Mitotix, Dr. Taunton-Rigby was Senior Vice President, Biotherapeutics, of Genzyme Corporation, where she had overall responsibility for Genzyme's biotherapeutics business. Dr. Taunton-Rigby has been a member of the Board of Directors of BIO, the national trade organization and a past Chair of and member of the Emerging Companies Section. She is a member of the Board of Directors and a past President of the Massachusetts

     Biotech Council, the trade organization representing Massachusetts biotechnology companies. Dr. Taunton-Rigby received her doctorate in Chemistry from the University of Bristol in England, and is a graduate of the Advanced Management Program of the Harvard Business School. She is a director of Synaptic Pharmaceutical Corporation. She is also a member of the Bentley College Ethics Board.

          GERALD A. BELTZ, PH.D., 48, is Senior Vice President of Research and Development. Dr. Beltz served as Vice President of Research and Development of CBC from 1993 to 1996. For ten years prior to assuming these positions, Dr. Beltz held various scientific positions with CBC. Dr. Beltz was responsible for the initial development of our FeLV feline leukemia vaccine and CBC's HIV-1 diagnostic assays, and is the lead inventor on the patents covering these products. Dr. Beltz received his B.S. from Beloit College, his M.A. and Ph.D. from Princeton University, and did his post-doctoral work at Harvard University.

          DEBORAH B. GRABBE, 48, is Vice President of Manufacturing Operations. Ms. Grabbe served as Vice President of Manufacturing Operations for CBC from 1995 until 1996. She was Vice President of Regulatory Affairs and Product Quality for CBC from 1993 to 1994. Prior to joining CBC in 1993, Ms. Grabbe was Director of Regulatory and Clinical Affairs and Director of Product Support for Behring Diagnostics, Inc. From 1987 to 1988 she was Vice President of Operations at Biotechnica Diagnostics, Inc. Ms. Grabbe holds a B.A. from Oberlin College and an M.S. from John A. Burns School of Medicine, University of Hawaii.

          CHARLOTTE READ KENSIL, Ph.D., 45, has been Vice President of Research of the Company since November, 1998. Dr. Kensil has been with Aquila since 1986 and has held various scientific positions. Dr. Kensil was responsible for the development of the saponin adjuvant and is the lead inventor on the patents covering this product as well as patents on saponins as drug delivery agents. Dr. Kensil is an author on 44 publications in scientific journals. She received her B.S. from the University of Illinois and an M.S. and Ph.D. from the University of California, and did postdoctoral research at the University of Connecticut Health Center. Dr. Kensil became an executive officer on December 15, 1999.

          JAMES L. WARREN, 54, joined us in January of 1998 as Vice President of Finance, Chief Financial Officer and Treasurer. From 1991 to January 1998, Mr. Warren was Vice President and Corporate Controller of Genzyme Corporation, a multinational biotechnology and health care product company. From 1984 to 1991, Mr. Warren was Vice President of Finance and Administration of Itek Graphics Corporation, Composition Systems Division, a supplier of composition software systems. Mr. Warren holds a B.S. from the University of Tennessee and an M.B.A. from Boston University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on the Nasdaq Stock Market under the symbol AQLA. The prices quoted below represent last sale prices as reported by the Nasdaq Stock Market ("NMS"). Aquila's stock was deemed registered pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934 in October 1996 and began trading on Nasdaq on October 24, 1996. As of March 27, 2000 there were 4,653 holders of record of Aquila's Common Stock. Such over the counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  1999              1998              1997
                                             --------------    --------------    --------------
QUARTER                                      HIGH      LOW     HIGH      LOW     HIGH      LOW
-------                                      -----    -----    -----    -----    -----    -----
1st........................................  $4.06    $2.06    $8.63    $4.00    $7.50    $5.00
2nd........................................  $2.75    $1.56    $7.38    $4.00    $6.38    $3.75
3rd........................................  $2.50    $1.63    $4.50    $2.45    $5.75    $4.63
4th........................................  $3.25    $1.13    $4.31    $2.06    $5.25    $4.06

     The Company has not paid dividends in the past and does not intend to pay dividends in the near future. In 1999, the Company exchanged 216,974 shares of Common Stock for debt of $488,798 including accrued interest. These securities were exchanged under Section 3.(a)(9) of the Securities Act of 1933 and were subsequently registered on behalf of the selling shareholders on Form S-3.

ITEM 6.  SELECTED FINANCIAL DATA.

                        AQUILA BIOPHARMACEUTICALS, INC.
                        FOR THE YEARS ENDED DECEMBER 31,
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
Total revenues......................  $  2,068    $  5,597    $  6,928    $  6,573    $  5,728
Total expenses(1)...................   (10,527)    (22,145)    (10,564)    (11,745)    (12,242)
Other income........................       264       1,948       4,370       5,777       2,162
Total reorganization items(2).......        --          --          --      (1,715)       (813)
                                      --------    --------    --------    --------    --------
Income/(loss) continuing
  operations........................    (8,195)    (14,600)        734      (1,110)     (5,165)
                                      --------    --------    --------    --------    --------
Income/(loss) discontinued
  operations(3).....................        --          --         191       9,109         223
                                      --------    --------    --------    --------    --------
Income/(loss) before extraordinary
  loss(4)...........................    (8,195)    (14,600)        925       7,999      (4,942)
                                      --------    --------    --------    --------    --------
Extraordinary loss..................        --          --          --      (2,039)         --
                                      --------    --------    --------    --------    --------
Net Income/(loss)...................  $ (8,195)   $(14,600)   $    925    $  5,960    $ (4,942)
                                      ========    ========    ========    ========    ========
Income/(loss) per weighted average
  number of common shares (diluted):
  Continuing operations.............  $  (1.11)   $  (2.22)   $   0.14    $  (0.30)   $  (1.50)
At year end:
  Cash and marketable
     securities(5)..................  $  7,017    $ 15,156    $ 16,897    $ 17,675    $  7,072
  Working capital...................  $  5,252    $ 11,891    $ 16,029    $ 16,157    $  7,977
  Total assets......................  $ 15,742    $ 24,628    $ 20,667    $ 26,312    $ 23,045
  Long term debt....................  $  2,607    $  3,669    $    139    $  4,056    $     --
  Total long term obligations.......  $  2,757    $  3,894    $    364    $  4,281    $ 12,168
  Stockholder's equity..............  $  9,805    $ 15,653    $ 17,887    $ 16,917    $  3,946

---------------
(1) 1998 includes $9.9 million charge for purchased incomplete technology.

(2) The Company recorded professional fee expense of $2.1 million and $1.2 million, and interest earned on cash resulting from Chapter 11 proceedings of $0.4 million and $0.4 million in 1996 and 1995, respectively.

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

(5) In 1996, cash and marketable securities balances reflect proceeds from the sale of the Company's diagnostic businesses for a combined $12.2 million, and a paid up license fee of $3.3 million. In 1997, net cash and marketable securities reflect proceeds of $2.0 million from the sale of the Company's Rockville, Maryland property. In 1998, cash and marketable securities reflect proceeds of $3.6 million from a private placement of Common Stock and $5.0 million from the issuance of debt. In 1999, cash and marketable securities reflect $1.5 million of proceeds from a private placement of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the expectations of Aquila's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties such as general economic conditions; risks in product and technology development; delays in the regulatory process; difficulties in obtaining raw materials for the Company's products; failure of corporate partners to successfully commercialize products using the Company's technology; competition; the costs of acquiring additional technology; failure to obtain additional funding for planned activities; and other risks and uncertainties identified in this report on Form 10-K and in Aquila's Security and Exchange Commission filings and the exhibits thereto.

RESULTS OF OPERATIONS

  1999 Compared to 1998

     Revenues

     Total revenues for 1999 were $2.1 million, a decrease of 63% from 1998. Product revenues were $0.6 million, a decrease of 43% from 1998. Revenues from research and development were $ 1.5 million, a decrease of 68% from 1998.

     Product revenues consist of sales of the feline leukemia vaccine to our marketing partner Virbac, S.A., a private French company, which has exclusive world wide rights to market the product. We estimate that European sales of this product are between $18 and $22 million. Our product revenues were lower in 1999 because of low shipments in the first quarter while our new facility was being prepared for operation, a reduction in inventories by Virbac and the acquisition of a Virbac S.A. reseller by a competitor. Though Virbac S.A. has indicated its intention to replace the sales of the lost reseller with sales by Virbac's U.S. subsidiary, we have not been able to determine when this will happen.

     Revenues from research and development activities for 1999 were lower than 1998 due to lower contract research activity, license fees, and shipments of QS-21, our adjuvant being used in clinical trials by our six partners. Shipments of QS-21 were delayed while the new manufacturing facility was being prepared. License fees were lower because we had a $3.0 million payment in 1998 from our largest partner, the final in a series, partially offset by a $0.5 million payment in 1999 from a new partner, Elan Corporation. Revenues from contract research activities were lower in 1999 primarily because the mastitis program reached the final licensing trial stage in the second half of 1999 where costs are not shared with our research partner, Virbac S.A. These revenues were $0.9 million in 1998 and $0.2 million in 1999. We expect to file with the USDA for approval to market the mastitis product in the first half of 2000. In 1999, we were awarded a two year SBIR Phase II grant for $0.9 million from the National Institute of Health to support our CD1 program in tuberculosis. We have applied to the National Institute of Health for three additional grants in other CD1 programs.

     Costs and Operating Expenses

     Cost of sales as a percentage of product revenue was 152% and 97% in 1999 and 1998, respectively. The higher cost of sales in 1999 was due to downtime caused by the required validation of the new manufacturing facilities we occupied in September 1998. The overall high level of costs of sales is due to downtime and validation costs incurred in both 1999 and 1998. The new manufacturing facility was in full operation for the second half of 1999.

     Research and development expenses for 1999 were $6.6 million, a decrease of 11% from 1998. The decrease resulted from lower payments to a licensor for patent issuance and lower clinical trial expense. Our research spending was allocated primarily to preparing for and starting the final licensing trials for the bovine mastitis product, which are expected to be completed in the first half of 2000, and on the CD1 technology acquired when we bought VacTex, Inc. in 1998. Spending on the tuberculosis program, which was the early stage research program acquired with VacTex, was $1.0 million in 1999 compared to $0.9 million in 1998. We are not committed to funding this program in the future. We have not yet established proof-of-principle; however, based on progress to date, we expect the TB program to be a long-term program and to advance the tuberculosis program to the stage where a partner can be enlisted to share the expense. We have initiated other programs utilizing the CD1 technology in pursuit of antigens for diseases with shorter and less costly development requirements than the tuberculosis program.

     General and administration spending was $3.0 million compared to $3.8 million in 1998, a decrease of 20%. The lower spending was a result of lower staffing levels, lower legal and professional fees, and lower facility costs.

     Other Income

     Other income in 1999 was $0.3 million compared to $2.0 million in 1998. In 1999, royalty income, which is derived primarily from agreements from discontinued operations, was $0.1 million compared to $0.5 million in 1998. Royalty income from these sources may continue to decline as new products replace products covered by the royalty agreements. Miscellaneous income in 1999 was $0.3 million compared to $0.5 million in 1998. Interest expense was $0.6 million in 1999 compared to interest expense of $0.1 million in 1998. The change was due to a full year of interest expense on the loan for the fit-out of the new facilities. Interest income was $0.5 million in 1999 compared to $1.0 million in 1998 due to declining investment balances.

  1998 Compared to 1997

     Revenues

     Total revenues for 1998 were $5.6 million, a decrease of 19% from 1997. Product revenues were $1.0 million, a decrease of 28% from 1997. Revenues from research and development were $4.6 million, a decrease of 17% from 1997.

     Product revenues were lower in 1998 due to the acquisition of a reseller by a competitor. Revenues from research and development activities for 1998 were lower than 1997 due to fluctuating shipments of our Stimulon(TM) adjuvant, QS-21, used in clinical trials by corporate partners. Also, we received $0.9 million in 1998 from Virbac S.A. compared to $1.1 million in 1997. This program, which is developing a product to treat bovine mastitis, had evolved from the research stage, during which all costs were shared, to the development stage, during which only certain costs were shared. In 1998, we received $3.0 million, the final scheduled license payment from a partner for use of Stimulon(TM). In 1997, this payment was $3.5 million.

     Costs and Operating Expenses

     Cost of sales as a percentage of product sales was 97% and 78% in 1998 and 1997, respectively. The higher cost of sales in 1998 was due to downtime caused by the move of the Company's corporate offices and all operations to new leased facilities, partially offset by a price increase.

     Research and development expenses for 1998 were $17.4 million, including a charge of $9.9 million for incomplete technology as a result of the purchase of VacTex, Inc., ("VacTex") in April 1998. Through the purchase of VacTex, we acquired rights to a patent involving the CD1 antigen presentation system (refer to the business section of this 10K for a full description of this technology); an option for access to research in tuberculosis being conducted at a research institution in exchange for partial funding of that research; and an ongoing, early stage research project to develop a CD1 vaccine and test it in an animal model. The purchase price was charged to incomplete technology due to the early stage of the technology and the need to expend additional resources to develop the technology. The purchase was accounted for in this way primarily because this very early stage technology had not been shown to provide protection from infection in any animal models or in humans, thus rendering the patent rights unqualified for capitalization, and because the time and cost to prove this principle was significant and not determinable.

In 1998, we expended $0.9 million on the VacTex research and development program. This program is expected to be a long-term endeavor for us that will be evaluated periodically to determine future spending levels. It is expected that development of a tuberculosis vaccine will cost several hundreds of millions of dollars over 10 to 15 years. Aquila does not have the resources to fully develop such a product. It is our intent to establish proof of principle that the CD1 system provides protection in tuberculosis and then to partner the program. Also, once Aquila has established proof of principle, it will pursue other commercial opportunities presented by this technology. Excluding the VacTex charge, research and development spending was $7.4 million compared to $5.0 million in 1997, an increase of 48%. The increase was due to clinical and licensing trial expenses, patent issuance expense, and spending on the CD1 research programs acquired from VacTex.

     General and administration spending was $3.8 million compared to $4.5 million in 1997, a decrease of 16%. The lower spending was a result of lower staffing levels, lower legal and professional fees, and lower facility costs.

     Other Income

     Other income was $2.0 million, a decrease of 55% from 1997. In 1997, we had a gain of $2.3 million on the sale of real estate. In 1998, royalty income, which is derived primarily from agreements from discontinued operations, was $0.5 million compared to $0.9 million in 1997. Miscellaneous income in 1998 was $0.5 million compared to $0.1 million in 1997 and included $0.1 million from settlement of a lawsuit and $0.3 million from abatement of real estate taxes. Net interest income was $0.9 million in 1998 compared to $0.6 million in 1997. The increase was due to higher interest expense in 1997 on a real estate mortgage retired upon sale of the property in November 1997.

  Liquidity and Capital Resources

     At December 31, 1999 Aquila had cash, cash equivalents and marketable securities of $7.0 million compared with $15.2 million at the end of 1998. In February 2000, we liquidated an investment for proceeds of $0.6 million and received license fee payments totaling $0.6 million from two corporate partners. In March 2000, we sold 500,000 shares of Common Stock to the State of Wisconsin Investment Board in a self directed private placement for proceeds of $3.0 million.

     In 1999, cash and cash equivalents declined $4.7 million and marketable securities declined $3.4 million. Net working capital at the end of 1999 was $5.3 million compared to $11.9 million at the end of 1998. Operations used $8.3 million primarily to fund the loss in 1999. Investing activities provided $3.3 million primarily from the sale of marketable securities. Financing activities provided $0.3 million with a $1.5 million private placement of common stock more than offsetting debt repayment.

     In 1998, marketable securities increased $0.3 million while cash and cash equivalents declined $2.1 million. Operating activities required $3.4 million primarily to fund the 1998 loss. Investing activities required $6.9 million, primarily for the fit-out of the new leased facility. Financing activities provided a total of $8.2 million, $3.6 from a private placement of common stock and $5.0 million from a long-term loan partially offset by repayment of a $0.2 million outstanding bank loan and payment of $0.4 million on long-term debt.

     In 1997, marketable securities increased by $1.0 million while cash and cash equivalents declined $1.8 million. Operating activities in 1997 required $3.0 million. Investing activities generated cash from the sale of property of $6.1 million while financing activities reflected the cash payment of $4.2 million to repay the mortgage on the property sold.

     We received a letter from Cambridge Biotech Corporation ("CBC"), the predecessor of Aquila, in February 1999 alleging that the Aquila must indemnify CBC under a Master Acquisition Agreement among Aquila, CBC and bioMerieux, Inc. for potential losses from the termination of CBC's rights under a license agreement. We have not had any further communication from CBC and upon review do not feel that adverse settlement of this matter will have a material effect on our financial position or results of operations.

     Aquila's revenues and expenses vary and will continue to vary. Future revenues depend primarily upon the success of efforts to license our proprietary technology and to enter into cost sharing programs, and our ability to market our products currently undergoing development or clinical trials. Aquila's expenses fluctuate primarily due to clinical trials, which take from six months to two years, and require varying degrees of financial support. Revenues or operating results in any period will not necessarily be indicative of results in subsequent periods.

     Under our operating plan for 2000, we expect that available cash, proceeds from sale of investments, cash flow from research contracts, product sales and materials transfers to our partners will be sufficient to finance operations and capital requirements through at least the end of 2000. In 2001, we must raise significant additional capital in order to continue operations at current levels and to complete the commercialization of our proprietary programs. The bovine mastitis program, if approved by the USDA in the second half of 2000, will require additional working capital and capital equipment to support sales. Management is considering various alternative financing strategies such as public or private sales of our securities, or additional collaborative arrangements. Capital requirements could differ materially from those currently anticipated by management. There can be no assurance that Aquila will be successful in raising additional capital.

  Accounting Pronouncements

     In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. Accordingly, no later than the second quarter of 2000 Aquila will change its accounting for initial license fees. Through 1999 revenue was recognized when the agreement was reached and no contingent factors were present. Under the new guidance of SAB 101, revenue will be deferred and recognized ratably over the appropriate life. No later than the second quarter of 2000, a cumulative adjustment will be recorded to create deferred revenue that will be recognized over future years.

     In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), " Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS 133 will be effective for the Company's year ending December 31, 2001. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

  Subsequent Events

     In February 2000, we received $0.6 million in license fees from two partners pursuant to license agreements that allow the partners to use our QS-21 adjuvant in their product development programs. We also sold 11,250 shares of Progenics common stock for $0.6 million. These shares were carried at a cost of $0.1 million and were classified as available-for-sale. We received $0.5 million from the exercise of employee stock options and redeemed for cash $0.3 million of VacTex debentures including accrued interest. In March 2000, we sold 500,000 shares of Common Stock to the State of Wisconsin Investment Board in a private placement for proceeds of $3.0 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Interest Rate Risk

     Aquila invests cash balances in excess of operating requirements in short-term marketable securities. At December 31, 1999, the fair market value of these securities amounted to $5.9 million with unrealized losses of $56,000 included as a component of stockholder's equity. In connection with a facility agreement, the Company maintains an investment of $0.8 million in a debt security as collateral for a letter of credit. This debt security has an implicit interest rate of 6.02% and matures in February 2001 at which time proceeds of $0.8 million will be received. This investment is carried at fair market value at December 31, 1999. This instrument is not leveraged and is not held for purposes of trading. The Company has one loan outstanding at December 31, 1999 that is subject to interest rate risk. This loan carries an interest rate of 13% and is payable as follows:

                                        (DOLLARS IN THOUSANDS)
                                        ----------------------
2000..................................          $1,456
2001..................................          $1,456
2002..................................          $1,525
                                                ------
Total.................................          $4,437

     In addition, the Company had $0.5 million of 7% debentures outstanding issued in the purchase of VacTex.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements filed as part of this Annual Report on Form 10-K are listed under Item 14 below.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors", to be filed pursuant to Regulation 14A, in connection with the 2000 Annual Meeting of Shareholders. Information concerning executive officers of the Registrant is included in Part I of this Report as
Item 4A -- Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors -- Executive Compensation", to be filed pursuant to Regulation 14A, in connection with the 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors -- Security Ownership of Certain Beneficial Owners and Management", to be filed pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the Company's definitive proxy statement, "Proposal 1, Election of Directors", to be filed pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements.

     The following documents are filed as part of this report:

        1. Report of Independent Auditors.

        2. Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999.

        3. Consolidated Balance Sheets as of December 31, 1999 and 1998.

        4. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

        5. Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1999.

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

    4.2 Form of Debenture (incorporated by reference to Exhibit 4.1 to Form 8-K, dated April 13, 1998, File No. 0-12081).

    4.3    Master Loan and Security Agreement dated July 15, 1998 by
           Aquila Biopharmaceuticals, Inc. in favor of Transamerica
           Business Credit Corporation (incorporated by reference to
           Exhibit 4.3 to Annual Report on Form 10-K for fiscal year ended December 31, 1998; File No. 0-12081).

    4.4    Shareholder Rights Agreement dated as of May 26, 1998
           (incorporated by reference to Exhibit 1 to Form 8-A dated
           May 26, 1998, File No. 0-12081).

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

   10.2    Lease for Framingham Massachusetts facility with NDNE 9/90
           Corporate Center LLC as landlord effective September 9, 1998
           (incorporated by reference to Exhibit 10.1 to Form S-3/A No.,1 filed May 6, 1998, File No. 0-12081).

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

   10.12 1996 Stock Award and Option Plan (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 01-12081).

   10.13 1996 Directors Stock Award and Option Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996, File No. 01-12081).

   10.14 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 01-12081).

   10.15 1996 Employee Retention Agreements (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1997).

   11.     Computation of Earnings Per Share.

   23.     Consent of PricewaterhouseCoopers LLP.

   27.     Financial Data Schedule.

     (b) Reports on Form 8-K filed in the last quarter of 1999.

     None.
---------------
 o Filed herewith as part of this Annual Report on Form 10-K.

 * Confidential treatment previously granted.

tm Management contract or compensatory plan.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Aquila Biopharmaceuticals, Inc. and its subsidiary ("the Company") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS, LLP

Boston, Massachusetts
February 8, 2000
(except for Note 19, as to
which the date is March 24th, 2000)

                        AQUILA BIOPHARMACEUTICALS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31,

                                                        1999            1998           1997
                                                     -----------    ------------    -----------
Revenue:
  Product Sales....................................  $   564,170    $    995,321    $ 1,319,260
  Research and development.........................    1,503,494       4,642,088      5,608,977
                                                     -----------    ------------    -----------
                                                       2,067,664       5,597,409      6,928,237
Cost and expenses:
  Cost of Sales....................................      858,200         969,484      1,023,268
  Research and development.........................    6,642,407       7,447,359      5,019,775
  Purchased incomplete technology (Note 18)........           --       9,927,227             --
  General and administrative.......................    3,026,129       3,800,806      4,521,035
                                                     -----------    ------------    -----------
                                                      10,526,736      22,144,876     10,564,078
Other income, net (Notes 6, 12 and 13).............      264,296       1,947,832      4,370,107
                                                     -----------    ------------    -----------
Income/(loss) from continuing operations...........   (8,194,776)    (14,599,635)       734,266
Discontinued operations (Note 3):
  Gain on sale.....................................           --              --        191,250
                                                     -----------    ------------    -----------
Net Income/(loss)..................................  $(8,194,776)   $(14,599,635)   $   925,516
                                                     -----------    ------------    -----------
  Unrealized holding gains on available-for-sale
     securities....................................      483,190          79,434             --
  Less: reclassification adjustment for gain
     included in net income........................     (136,434)             --             --
                                                     -----------    ------------    -----------
  Total other comprehensive income.................      346,756          79,434             --
                                                     -----------    ------------    -----------
Comprehensive Income/(loss)........................  $(7,848,020)   $(14,520,201)   $   925,516
                                                     ===========    ============    ===========
Income/(loss) per weighted average number of common
  shares:
Basic earnings per share:
  Income/(loss) from continuing operations.........  $     (1.11)   $      (2.22)   $      0.15
  Net Income/(loss)................................  $     (1.11)   $      (2.22)   $      0.18
Diluted earnings per share:
  Income/(loss) from continuing operations.........  $     (1.11)   $      (2.22)   $      0.14
  Net Income/(loss)................................  $     (1.11)   $      (2.22)   $      0.18
Weighted average number of common shares
  outstanding:
  Basic............................................    7,394,147       6,580,602      5,003,703
  Diluted..........................................    7,394,147       6,580,602      5,141,815

   The accompanying notes are an integral part of these financial statements.

                        AQUILA BIOPHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,

                                                                  1999             1998
                                                              -------------    -------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $     524,070    $   5,270,460
  Marketable securities (Notes 2, 4 and 6)..................      6,493,044        9,885,090
  Accounts and other receivables (less allowance for
     doubtful accounts of $47,000 in 1998)..................        636,555        1,027,711
  Inventories (Note 5)......................................        497,853          434,849
  Prepaid expenses and other current assets.................        280,041          353,448
                                                              -------------    -------------
          Total current assets..............................      8,431,563       16,971,558
Investments (Note 6)........................................        244,500          319,500
Property, Plant, and Equipment, Net (Note 7)................      6,191,244        6,372,345
Patents and Purchased Technology, Net (Note 8)..............         46,891          116,270
Other Assets (Note 13)......................................        827,738          848,726
                                                              -------------    -------------
          Total Assets......................................  $  15,741,936    $  24,628,399
                                                              =============    =============
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..........................................  $     554,159    $     485,974
  Accrued Royalties.........................................             --          134,263
  Accrued professional fees.................................        164,967          298,684
  Accrued expenses and other (Note 9).......................        883,588        1,970,703
  Current maturities of long-term debt (Note 10)............      1,577,036        2,191,284
                                                              -------------    -------------
          Total current liabilities.........................      3,179,750        5,080,909
Deferred Revenue (Note 6)...................................        150,000          225,000
Long Term Debt (Note 10)....................................      2,607,397        3,669,494
                                                              -------------    -------------
          Total Liabilities.................................      5,937,147        8,975,403
                                                              -------------    -------------
Commitments and Contingencies (Note 13)
Shareholders' Equity (Note 14):
  Preferred stock, authorized: 5,000,000 shares, none
     issued.................................................             --               --
  Common stock, par value: $.01 per share, authorized:
     30,500,000 shares, issued: 7,888,446 and 6,992,483
     shares in 1999 and 1998, respectively..................         78,884           69,924
  Additional paid in capital................................    141,802,488      139,811,635
  Accumulated other comprehensive income....................        426,190           79,434
  Treasury stock at cost: 7,631 shares in 1999 and 1998.....        (34,339)         (34,339)
  Accumulated deficit.......................................   (132,468,434)    (124,273,658)
                                                              -------------    -------------
          Total Shareholders' Equity........................      9,804,789       15,652,996
                                                              -------------    -------------
          Total Liabilities and Shareholders' Equity........  $  15,741,936    $  24,628,399
                                                              =============    =============

   The accompanying notes are an integral part of these financial statements.

                        AQUILA BIOPHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                          1999            1998            1997
                                                       -----------    ------------    ------------
Cash Flows From Operating Activities:
Net Income/(loss)....................................  $(8,194,776)   $(14,599,635)   $    925,516
Adjustments to reconcile net income/(loss) to net
  cash used in operating activities:
  Depreciation and amortization......................      816,427         292,650         402,555
  Provision (recovery) for doubtful accounts.........      (39,500)         40,000         (25,000)
  Purchased incomplete technology....................           --       9,927,227              --
  Non cash compensation expense......................           --              --          10,000
  Gain on sale of property, plant and equipment......      (14,300)        (25,115)     (2,340,983)
  Gain on sale of discontinued businesses............           --              --        (191,250)
  Issuance of common shares..........................           --              --          15,871
  Changes in assets and liabilities:
  Accounts and other receivables.....................      430,656         557,434         765,774
  Inventories........................................      (63,004)        243,742        (448,440)
  Deferred revenue...................................      (75,000)             --        (917,600)
  Prepaid and other current assets...................       73,407        (115,475)        540,954
  Accounts payable, accrued expenses and other.......   (1,246,795)        265,186      (1,720,026)
                                                       -----------    ------------    ------------
         Net cash used by operating activities.......   (8,312,885)     (3,413,986)     (2,982,629)
Cash Flows From Investing Activities:
  Purchases of available-for-sale securities.........   (8,789,784)    (20,693,209)             --
  Purchases of held-to-maturity securities...........           --              --     (12,163,261)
  Proceeds from maturities of marketable
    securities.......................................   12,595,957      20,507,296      11,181,249
  Other noncurrent assets............................       28,616        (737,814)         22,120
  Purchases of property, plant and equipment.........     (565,947)     (5,968,118)       (371,176)
  Proceeds from the sale of property, plant and
    equipment, net...................................       14,300          25,115       6,100,583
  Proceeds from the sale of discontinued
    businesses.......................................           --              --         412,123
                                                       -----------    ------------    ------------
         Net cash (used)/provided by investing
            activities...............................    3,283,142      (6,886,730)      5,181,638
Cash Flows From Financing Activities:
  Issuance of stock..................................    1,511,015       3,845,965          18,000
  Proceeds from debt.................................           --       5,000,000         208,017
  Payment of debt....................................   (1,227,662)       (647,239)     (4,184,667)
                                                       -----------    ------------    ------------
         Net cash provided/(used) by financing
            activities...............................      283,353       8,198,726      (3,958,650)
                                                       -----------    ------------    ------------
Net increase/(decrease) in cash and cash
  equivalents........................................   (4,746,390)     (2,081,990)     (1,759,641)
                                                       -----------    ------------    ------------
Cash and cash equivalents at the beginning of the
  year...............................................    5,270,460       7,352,450       9,112,091
                                                       -----------    ------------    ------------
Cash and cash equivalents at the end of the year.....  $   524,070    $  5,270,460    $  7,352,450
                                                       ===========    ============    ============
Supplemental disclosures:
Interest paid........................................  $   683,775    $     37,682    $    397,776
Issuance of treasury stock in settlement of
  liability..........................................           --          13,028              --
Issuance of warrants in conjunction with debt........           --          90,000              --
Issuance of stock in settlement of debt and accrued
  interest...........................................  $   488,798    $         --    $         --

   The accompanying notes are an integral part of these financial statements

                        AQUILA BIOPHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                            ACCUMULATED
                                         COMMON STOCK        ADDITIONAL        OTHER
                                      -------------------     PAID-IN      COMPREHENSIVE   TREASURY
                                       SHARES     AMOUNT      CAPITAL         INCOME        STOCK        DEFICIT         TOTAL
                                      ---------   -------   ------------   -------------   --------   -------------   -----------
BALANCE, DECEMBER 31, 1996..........  5,000,000   $50,000   $127,514,223     $      0      $(47,367)  $(110,599,539)  $16,917,317
Exercises of options................      4,000        40         17,960           --            --              --        18,000
Stock issued to creditors pursuant
  to Reorganization plan............      3,527        35         15,836           --            --              --        15,871
Compensation expense................         --        --         10,000           --            --              --        10,000
Net income..........................         --        --             --           --            --         925,516       925,516
                                      ---------   -------   ------------     --------      --------   -------------   -----------
BALANCE, DECEMBER 31, 1997..........  5,007,527    50,075    127,558,019            0       (47,367)   (109,674,023)   17,886,704
Stock issued for private
  placement.........................    769,000     7,690      3,543,520           --            --              --     3,551,210
Stock issued for employee stock
  purchase..........................     11,331       113         48,724           --            --              --        48,837
Acquisition of Vactex, Inc..........  1,150,000    11,500      8,326,000           --            --              --     8,337,500
Exercises of options................     54,625       546        245,372           --            --              --       245,918
Warrants issued for debt
  obligation........................         --        --         90,000           --            --              --        90,000
Unrealized gain on
  available-for-sale securities.....         --        --             --       79,434            --              --        79,434
Treasury stock issued in settlement
  of Chapter 11 claim...............         --        --             --           --        13,028              --        13,028
Net loss............................         --        --             --           --            --     (14,599,635)  (14,599,635)
                                      ---------   -------   ------------     --------      --------   -------------   -----------
BALANCE, DECEMBER 31, 1998..........  6,992,483    69,924    139,811,635       79,434       (34,339)   (124,273,658)   15,652,996
Stock issued for private
  placement.........................    666,667     6,667      1,473,254           --            --              --     1,479,921
Stock issued for employee stock
  purchase..........................     12,322       123         30,971           --            --              --        31,094
Stock issued for debt...............    216,974     2,170        486,628           --            --              --       488,798
Unrealized gain on
  available-for-sale securities.....         --        --             --      346,756            --              --       346,756
Net loss............................         --        --             --           --            --      (8,194,776)   (8,194,776)
                                      ---------   -------   ------------     --------      --------   -------------   -----------
BALANCE, DECEMBER 31, 1999..........  7,888,446   $78,884   $141,802,488     $426,190      $(34,339)  $(132,468,434)  $ 9,804,789
                                      =========   =======   ============     ========      ========   =============   ===========

   The accompanying notes are an integral part of these financial statements.

                        AQUILA BIOPHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Aquila Biopharmaceuticals, Inc. (the "Company" or "Aquila"), engages in discovery, product development and commercialization of products to prevent, treat or control infectious diseases, autoimmune disorders and cancers. Aquila is subject to risks common to companies in the biotechnology industry including, but not limited to, development by Aquila or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, the ability to raise additional capital and compliance with FDA government regulations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The Consolidated Financial Statements include Aquila Biopharmaceuticals, Inc. and VacTex, Inc. ("VacTex") its wholly owned subsidiary. VacTex was acquired on April 14, 1998 (See Note 18). All significant intercompany transactions and accounts have been eliminated.

     Segment Information -- Aquila's reportable segments are development and manufacturing. All research programs are aggregated in the development segment. Revenues from the sale of the Company's one commercial product, the feline leukemia vaccine, the QS-21 material supplied to research partners, and license fees relating to these products are reported in the manufacturing segment. Aquila allocates resources among segments primarily on the basis of labor utilization. Aquila's business is conducted entirely within the United States.

     The financial results of the Company's segments are presented on the same accounting basis as the Company's consolidated results. There are no inter-segment activities. The table below presents revenue and net income data for the two segments for the years 1997, 1998 and 1999. Asset information by segment is not reported because we do not produce such information internally.

                                                                                               CONSOLIDATED
                          DEVELOPMENT              MANUFACTURING           RECONCILING            TOTALS
                       ------------------     -----------------------         ITEMS       -----------------------
                       REVENUE   NET LOSS     REVENUE   NET INC./LOSS     NET INC./LOSS   REVENUE   NET INC./LOSS
                       -------   --------     -------   -------------     -------------   -------   -------------
                                                         (DOLLARS IN THOUSANDS)
1997.................  $1,134    $(4,962)(1)  $5,794       $2,548(2)         $ 3,339      $6,928      $    926
1998.................  $  872    $(8,317)(1)  $4,725       $2,285(2)         $(8,568)     $5,597      $(14,600)
1999.................  $  460    $(7,952)(1)  $1,608       $ (436)(2)        $   193      $2,068      $ (8,195)

---------------
(1) Includes non-recurring license fees of $3.5 million, $3.0 million and $0.8 million in 1997, 1998 and 1999 respectively. Total export sales of this segment were approximately $0.8 million, $1.4 million and $1.2 million in 1999, 1998 and 1997, respectively.

(2) Includes $2.3 million gain from the sale of real estate, net royalty income of $0.9 million, net interest income of $0.6 million and rental income of $0.5 million in 1997; a charge for incomplete technology of $9.9 million, net interest income of $0.9 million, net royalty income of $0.5 million and $0.3 million real estate tax rebate in 1998, and net interest expense of $0.1 million and income from the sale of available-for-sale securities of $0.2 in 1999.

     One corporate partner, SmithKline Beecham, has historically been our principle source of research and development revenue. Research and development revenues from this corporate partner, included in the manufacturing segment, represented 5%, 62% and 61% of Aquila's total revenue in 1999, 1998 and 1997, respectively. This includes compensation to Aquila for producing QS-21 clinical trial material for use in its product development programs. In 1998, this partner made a payment of $3.0 million, the last scheduled payment under a license agreement.

                        AQUILA BIOPHARMACEUTICALS, INC.

     In 1999, Aquila received license fee revenue from Elan Corporation and Progenics Pharmaceuticals. The research and development revenue from these two partners, included in the manufacturing segment, represents 24% and 16%, respectively, of Aquila's total revenue in 1999.

     A marketing partner, Virbac S.A., represents all of the Company's product sales and a substantial portion of the Company's research and development revenue. Product sales to this partner are included in the manufacturing segment and represented 27%, 17% and 19% of total revenues in 1999, 1998 and 1997, respectively. Revenue from development agreements with this partner are included in the development segment and represented 11% of total revenues in 1999, and 16% of total revenues in 1998 and 1997.

     Aquila depends on a number of corporate collaborators for reimbursement for the supply of its adjuvant for use in their clinical trials and for research revenues.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, valuation allowance against deferred tax assets. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- Aquila considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include money market accounts, certificates of deposit, commercial paper and short-term investments.

     Marketable Securities -- Aquila classifies its marketable securities at the time of purchase in accordance with the Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1999, all marketable securities were classified as available-for-sale.

     Concentrations of Credit Risk -- Financial instruments that potentially subject Aquila to concentration of credit risk are primarily cash investments and accounts receivable. Cash investments are restricted to financial institutions and corporations with high credit standings. Credit risk on accounts receivable is minimized by the strong financial position of the entities with which the Company does business. Write-offs for 1999, 1998 and 1997 were $7,500, $72,620 and $76,000, respectively.

     Inventories -- Inventories are stated at the lower of cost or market. Cost has been determined using standard costs which approximate the first-in, first-out method.

     Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. Depreciation for financial accounting purposes is computed by the straight-line method over their estimated useful lives. The estimated useful lives of the assets are as follows:

                                                                    USEFUL LIFE
                                                              ------------------------
Furniture, fixtures and equipment...........................                   3 -- 10
Leasehold and building improvements.........................     Lesser of Useful Life
                                                              or the Term of the Lease

Maintenance and repairs are charged to operations as incurred, whereas additions and improvements are capitalized. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

     Long-Lived Assets -- The Company reviews long-lived assets for impairment by comparing the cumulative undiscounted cash flows from the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Management's policy regarding long-

                        AQUILA BIOPHARMACEUTICALS, INC.

lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections and changes in management's strategic direction or market emphasis. The test of such recoverability is a comparison of the asset value to its expected cumulative net operating cash flow over the remaining life of the asset.

     Patents and Purchased Technology -- Purchased technology related to the acquisition of completed technology is recorded at fair market value at acquisition date. Capitalized patent costs relate to patented technologies from which the Company is deriving economic benefit. Purchased technology and patents are amortized on a straight-line basis over their estimated useful lives ranging from three to seven years.

     Revenue Recognition -- Revenue from product sales is recognized at the time of product shipment. Revenue from research and development contracts is deferred and recognized over the contractual periods as services are performed or as distinct milestones are met. The initial fee in alliance agreements is recognized as revenue when a definitive agreement is reached and no contingent factors are present.

     Research and Development Costs -- Research and development costs are charged to operations as incurred.

     Income Taxes -- Aquila uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using current statutory tax rates.

     Net Income/(Loss) Per Share -- Aquila applies Statement of Financial Accounting Standards No. 128, ("SFAS 128") Earnings Per Share to compute loss per share. Under SFAS 128, basic EPS is calculated by dividing net earnings
(loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of our common shares during the period.

     Common stock equivalents consisting of stock options and warrants have been excluded from the computation of diluted earnings/(loss) per share in 1999 and 1998 since inclusion would be anti-dilutive because Aquila was in a loss position. Warrants to purchase 60,680 shares of common stock with an exercise price of $4.12 and a term of 5 years were outstanding at December 31, 1999 and 1998. Options to purchase 1,136,288 and 1,091,560 shares of common stock at weighted average exercise prices of $3.37 and $3.89, respectively, were outstanding at December 31, 1999 and 1998, respectively. Options to purchase 180,375 shares of common stock at a weighted average exercise price of $5.16 were outstanding at December 31, 1997 and not included in the computation of diluted income per share in 1997 because their exercise price was greater than average market price making inclusion anti-dilutive (see also Note 19).

     Basic and diluted earnings per share from discontinued operations were $0.04 for 1997.

Accounting Pronouncements

     In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. Accordingly, no later than the second quarter of 2000 Aquila will change its accounting for initial license fees. Through 1999 revenue was recognized when the agreement was reached and no contingent factors were present. Under the new guidance of SAB 101, revenue will be deferred and recognized ratably over the appropriate

                        AQUILA BIOPHARMACEUTICALS, INC.

life. No later than the second quarter of 2000, a cumulative adjustment will be recorded to create deferred revenue that will be recognized over future years.

     In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS 133 will be effective for the Company's year ending December 31, 2001. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

3. DISCONTINUED OPERATIONS

     During 1996, Aquila disposed of two separate diagnostics businesses encompassing its diagnostic assets and operations for cash proceeds of approximately $12.2 million. The accompanying financial statements include a gain from the disposal of $0.2 million in 1997. Net revenue from discontinued operations was $0.4 million in 1997.

4. MARKETABLE SECURITIES

     Available-for-sale marketable securities are carried at fair market value based on quoted market prices. Held-to-maturity marketable securities are carried at amortized cost, which approximates fair value. At December 31, 1999, all marketable securities were classified as available-for-sale. Marketable securities consisted of the following at December 31:

                                                                       UNREALIZED
                                                            FAIR     ---------------    AMORTIZED
                                                           VALUE     GAINS    LOSSES      COST
                                                           ------    -----    ------    ---------
                                                                   (DOLLARS IN THOUSANDS)
1999
Available-for-sale at fair market value
  Common stock...........................................  $  550    $475      $ --      $   75
  Corporate debt securities..............................     492      --        (7)        499
  Government-backed obligations..........................   5,451      --       (49)      5,500
                                                           ------    ----      ----      ------
          Total..........................................  $6,493    $475      $(56)     $6,074
1998
Available-for-sale at fair market value
  Common stock...........................................  $  139    $ 64      $ --      $   75
  Corporate debt securities..............................   6,746      15        --       6,731
  Government-backed obligations..........................   2,000      --        --       2,000
Held-to-maturity at amortized cost
  Corporate debt security................................   1,000      --        --       1,000
                                                           ------    ----      ----      ------
          Total..........................................  $9,885    $ 79      $ --      $9,806

                        AQUILA BIOPHARMACEUTICALS, INC.

5. INVENTORIES

     Inventories consisted of the following at December 31:

                                                                1999           1998
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Finished goods..............................................    $157           $231
Work in process.............................................     236            122
Raw materials and supplies..................................     105             82
                                                                ----           ----
                                                                $498           $435
                                                                ====           ====

6. INVESTMENTS

     Aquila holds 270,000 shares of Protein Sciences Corporation stock as payment for a paid up license and for royalties due and payable under terms of a technology sublicense agreement. The shares are carried at a cost of $.35 per share.

     Aquila received 45,000 shares of Progenics Pharmaceutical's Inc. ("Progenics") common stock in partial payment of a license fee under an agreement executed in 1995. As Progenics attains certain milestones as defined in the agreement, these shares are released from restriction and Aquila earns permanent ownership of the shares. The value of the stock was determined to be $0.3 million and was recorded in Investments and Deferred Revenue. The Company earned the first milestone in 1996 and subsequently sold the unrestricted shares for $0.2 million in 1999. In 1999, the Company earned the second milestone, reclassified another 11,250 shares of Progenics common stock from Investments to Marketable Securities, and recorded revenue of $75,000, which represented the cost of these shares. At December 31, 1999, these shares had a market value of $0.5 million and were classified as available-for-sale. The remaining 22,500 restricted shares are carried at cost of $150,000 and Deferred Revenue of the same amount. In the first quarter of 2000, the Company sold the 11,250 shares of unrestricted Progenics common stock for proceeds of $0.6 million.

7. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consists of the following at December 31:

                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Furniture, fixtures, and equipment..........................   $ 3,594      $ 3,274
Leasehold and building improvements.........................     5,358        5,112
                                                               -------      -------
Sub-total...................................................     8,952        8,386
Less accumulated depreciation and amortization..............    (2,761)      (2,014)
                                                               -------      -------
                                                               $ 6,191      $ 6,372
                                                               =======      =======

     Total depreciation expense during 1999, 1998 and 1997 was $0.7 million, $0.2 million and $0.3 million, respectively. Interest cost of $0.1 million out of total interest costs of $0.2 million was capitalized in 1998 in connection with the fit-out of our new facility.

                        AQUILA BIOPHARMACEUTICALS, INC.

8. PATENTS AND PURCHASED TECHNOLOGY

     Purchased technology and intangibles consist of the following at December
31:

                                                               1999            1998
                                                              ------          ------
                                                              (DOLLARS IN THOUSANDS)
Purchased technology........................................  $ 240           $ 240
Patents and patent support..................................    746             746
                                                              -----           -----
Sub-total...................................................    986             986
Less accumulated amortization...............................   (939)           (870)
                                                              -----           -----
                                                              $  47           $ 116
                                                              =====           =====

     Total amortization expense was $0.1 million, in each of in 1999, 1998 and 1997.

9. OTHER ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31:

                                                              1999            1998
                                                              -----          -------
                                                              (DOLLARS IN THOUSANDS)
Fit-out of new facility.....................................  $ 40           $  700
Research contract obligations...............................   152              674
Compensation................................................   433              283
Other.......................................................   259              314
                                                              ----           ------
                                                              $884           $1,971
                                                              ====           ======

10. DEBT

     In August 1997, Aquila entered into a three year $1 million credit facility fully collateralized by equipment purchased. In December 1998, the balance of $138,000, including interest was paid and the credit facility terminated.

     In April 1998, Aquila issued $1.3 million of debt as part of the purchase of VacTex, Inc. (See Note 18). The debt bears interest of 7% and was callable as of April 14, 1999. In 1999, Aquila redeemed $0.8 million of outstanding debentures including accrued interest for 216,974 shares of common stock and $0.3 million in cash. As of December 31, 1999, Aquila had $0.5 million in outstanding debentures. In the first quarter of 2000 Aquila redeemed $0.3 million including accrued interest for cash.

     In July 1998, Aquila entered into a loan agreement (the "Agreement") with Transamerica Business Credit Corporation. The Agreement made available $5.0 million for the build-out of the new facility in Framingham, Massachusetts and for the purchase of new equipment. The Agreement calls for interest at 13 percent with a repayment term of four years and a 10 percent balloon payment at the end of the loan term. Collateral for the loan consists of equipment and leasehold improvements with a net book value of $4.5 million. Warrants to purchase 60,680 shares of Aquila's common stock were issued in connection with the loan agreement. The warrants have an exercise price of $4.12 and a term ending July 1, 2003. The warrants were valued at $90,000 and will be amortized over the life of the loan. As of December 31, 1999, the full amount had been borrowed and $3.7 million was outstanding under the loan. At current interest rates available to the Company, the fair value of the debt approximates the carrying value. Repayment of the loan and related interest will require payments of $1.5 million in each of the years 2000 through 2002.

                        AQUILA BIOPHARMACEUTICALS, INC.

11. INCOME TAXES

     The components of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Current:
  Inventory.................................................  $    110      $     44
  Other.....................................................       157           294
                                                              --------      --------
Total current...............................................       267           338
Noncurrent:
  Capital Loss Carryover....................................     3,318         3,318
  Depreciation and Amortization.............................      (156)           72
  Impairment of Long Lived Assets...........................       719            --
  Other.....................................................       (15)          635
  Federal and State NOL's...................................    34,199        30,251
  Federal and State tax credits.............................     1,421         1,617
                                                              --------      --------
Total noncurrent............................................    39,486        35,893
                                                              --------      --------
Sub-total...................................................    39,752        36,231
Less: valuation allowance...................................   (39,752)      (36,231)
                                                              --------      --------
Net deferred tax asset......................................  $      0      $      0
                                                              ========      ========

     Management has assessed the evidence relating to recoverability of the deferred tax asset and has determined that it is more likely than not that the deferred tax benefit will not be realized due to the uncertainty of future earnings. Accordingly, a valuation reserve has been established for the full amount of the deferred tax asset.

     As of December 31, 1999, the Company had federal net operating loss (NOL) carryforwards of approximately $89.0 million. These loss carryforwards begin to expire in the year 2000 and expire fully by the year 2018. The Company has state loss carryforwards of approximately $41.4 million. These state loss carryforwards begin to expire in 1999 and expire fully by 2005. Utilization of these NOL's may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code of 1986.

12. OTHER INCOME, NET

     At December 31, Other Income, Net consists of the following:

                                                            1999      1998      1997
                                                            -----    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Gain on sale of Rockville real estate.....................  $  --    $   --    $2,332
Royalty income, net.......................................     65       527       854
Interest income...........................................    544     1,021     1,044
Interest (expense)........................................   (623)     (100)     (399)
Rental income, net........................................     --        --       500
Miscellaneous income, net.................................    278       500        39
                                                            -----    ------    ------
                                                            $ 264    $1,948    $4,370
                                                            =====    ======    ======

                        AQUILA BIOPHARMACEUTICALS, INC.

     In 1999, Aquila recorded $0.2 million of income (included in miscellaneous) from the gain on the sale of available-for-sale securities. In December 1998, Aquila received $0.3 million (included in miscellaneous) as a rebate of taxes paid on its former leased facility in Worcester, Massachusetts. In November, 1997, Aquila sold the Rockville, Maryland facilities for $6.5 million and recorded a gain of $2.3 million. Proceeds from the sale were used to retire the mortgage. Royalty income represents royalties earned under license and sublicense agreements related primarily to diagnostic technologies, net of expenses due to third-party licensors. In 1997, rental income derived from the rental of our real estate in Rockville, Maryland ceased upon the sale of the Rockville facilities.

13. COMMITMENTS AND CONTINGENCIES

     Leases -- Costs incurred under facility leases are recorded as rent expense and totaled $0.8 million, $0.9 million and $1.2 million in 1999, 1998 and 1997, respectively, (net of sublease income of $28,500 in 1999). In 1998, Aquila entered into a new operating, facility lease agreement for its executive offices, research laboratories and manufacturing facilities in Framingham, Massachusetts. The base lease period for this lease is twelve years and the lease contains renewal options for two additional five-year periods. In connection with the facility lease, the Company maintains a fully collateralized letter of credit of $0.8 million. No amounts have been drawn on the letter of credit. As of December 31, 1999, the future minimum lease payments (net of sublease income of $85,000 in 2000) required under the operating lease are as follows:

YEAR ENDING DECEMBER 31,                            (DOLLARS IN THOUSANDS)
------------------------                            ----------------------
2000............................................           $   792
2001............................................               877
2002............................................               896
2003............................................               939
2004............................................               939
Thereafter......................................             5,583
                                                           -------
Total...........................................           $10,111
                                                           =======

     Employment and Consulting Agreements -- Aquila has agreements with various consultants and key employees, with terms ranging from one to three years. These agreements provide for future aggregate annual payments of approximately $1.0 million. Costs incurred and charged to operations under these contracts aggregated $1.1 million, $1.3 million and $1.2 million in 1999, 1998 and 1997, respectively.

     Other Agreements -- Aquila has licensed fibronectin binding technology from a Swedish company, for use in mastitis research and development. Aquila recorded $0.3 million and $0.6 million of expense in 1999 and 1998, respectively, for milestone payments relating to patent issuance. The agreement provides for additional payments upon the first commercial sale of future vaccines at $1.3 million per vaccine, and up to $0.6 million upon the granting of additional patents in the United States and Europe on the technology acquired.

     Contingencies -- Five civil actions commenced in 1993 in the United States District Court, District of Massachusetts against Cambridge Biotech Corporation ("CBC") a predecessor of Aquila, certain of its officers, and in three of the actions, CBC's former auditors -- Deloitte & Touche, LLP ("Deloitte"), have all been settled. The settlement of claims against CBC and the individual defendants was approved by the court in July, 1996. Under the terms of the Settlement, the class members received 1,250,000 shares of Aquila common stock. In the fourth quarter of 1998, the class members received 90% of the recoveries from prosecution of claims against Aquila's former auditors, with the balance of $0.1 million in recoveries paid to Aquila.

                        AQUILA BIOPHARMACEUTICALS, INC.

     In March 1995, an Adversary Proceeding was commenced by Institut Pasteur and Genetic Systems Corporation against CBC alleging patent infringement and asking for damages and injunctive relief. Institut Pasteur appealed the Bankruptcy Court's ruling in favor of CBC, and the United District Court's affirmation thereof, to the Federal Circuit Court of Appeals, which on July 7, 1999, ruled in favor of CBC. The time in which to file an appeal from this decision has expired.

     In 1998, using treasury stock valued at $13,028, Aquila settled the last claim previously identified as Liabilities Subject to Chapter 11 Proceedings.

     Aquila had been named a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") at a waste disposal site. On July 16, 1999 the EPA sent Aquila a letter stating its intent to take no further action against Aquila or its business regarding this matter.

     CSL International ACN ("CSL") and Seed Capital Inc., filed an opposition with the European Patent Office ("EPO") on the issuance of Aquila's Stimulon(TM) patent in Europe. A hearing before the EPO was held in October of 1998. The Company prevailed against all points raised in the opposition. The period of time in which to file an appeal from this decision has expired. There can be no assurance that Aquila will prevail in any future actions taken to attack the validity of its Stimulon(TM) patents.

     Aquila has received a letter from CBC in February 1999 alleging that we must indemnify CBC under a Master Acquisition Agreement among Aquila, CBC and bioMerieux, Inc. for potential losses from the termination of CBC's rights under a license agreement. The Company has evaluated this claim and in the opinion of management, any potential liability will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

     Aquila has been and is engaged in negotiations of various contracts with other parties regarding issues generally incidental to the normal course of business. While the outcome of these negotiations and the ultimate liability from these discussions is difficult to determine, in the opinion of management any additional liability will not have a material adverse effect on our financial position, liquidity, or results of operations.

14. STOCKHOLDERS' EQUITY

     Capital Stock -- Aquila has 5,000,000 shares of preferred stock and 30,500,000 shares of common stock authorized at December 31, 1999. No terms have been established for the preferred stock and none has been issued.

15. STOCK BASED COMPENSATION PLANS

     Aquila's 1996 Employee Stock Purchase Plan which was approved in 1997, allows full time employees, as defined in this plan, to purchase our stock at 85% of the lesser of beginning or ending fair market value at six month intervals. Under this plan 200,000 shares of stock are authorized for issuance of which 12,322 and 11,331 shares were issued in 1999 and 1998, respectively, for gross proceeds of $31,094 and $48,837, respectively. A total of 176,347 shares remain available for issuance at December 31, 1999. No compensation expense has been recorded related to this plan.

     At December 31, 1998, Aquila had two stock option plans. Under the 1996 Stock Award and Option Plan (the "Employee plan"), Aquila may grant incentive stock options, nonqualified stock options, discounted stock options, deferred stock awards, restricted stock awards, or Stock Appreciation Rights to its employees for up to 2 million shares of common stock. Under the 1996 Directors Stock Award and Option Plan (the "Directors plan"), Aquila may grant the same types of options and awards as under the Employee plan, except that certain additional restrictions apply to the grant of Stock Appreciation Rights under the Directors plan. Up to 200,000 shares of common stock may be issued under the Directors plan.

                        AQUILA BIOPHARMACEUTICALS, INC.

In general, options granted under these plans vest over 4 years and have maximum terms of 10 years. The Company has applied APB 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recorded for activity under these plans for options issued to employees at fair market value.

     Had compensation expense for our stock-based compensation plans been determined based on the fair value at the grant dates, the Company's net income/(loss) and earnings/(loss) per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                       1999                         1998                         1997
                            --------------------------   ---------------------------   ------------------------
                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                              NET     BASIC    DILUTED     NET      BASIC    DILUTED    NET     BASIC   DILUTED
                             LOSS      EPS       EPS       LOSS      EPS       EPS     INCOME    EPS      EPS
                            -------   ------   -------   --------   ------   -------   ------   -----   -------
As Reported..............   $(8,195)  $(1.11)  $(1.11)   $(14,600)  $(2.22)  $(2.22)    $926    $0.18    $0.18
Pro Forma................   $(8,718)  $(1.18)  $(1.18)   $(15,185)  $(2.31)  $(2.31)    $532    $0.11    $0.10

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future effects. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. The weighted average fair value of options granted in 1999, 1998 and 1997 is $1.28, $1.78 and $3.08, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively; expected volatility of 85.19%, 63.60% and 63.74%, risk-free interest rates of 5.50%, 4.67% and 6.25%, expected lives of 5 years and no dividend yield. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions in 1999, 1998 and 1997, respectively, expected volatility of 85.19%, 63.74% and 63.74%, risk-free interest rate of 4.81%, 5.56% and 5.56%; expected life of six months and no dividend yield. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997, respectively, is $0.79, $0.82 and $0.82.

     A summary of the status of Aquila's two stock option plans as of December 31, 1999, 1998 and 1997 respectively, and changes during those years are presented below:

                                        1999                           1998                          1997
                            ----------------------------   ----------------------------   --------------------------
                                        WEIGHTED AVERAGE               WEIGHTED AVERAGE             WEIGHTED AVERAGE
                             SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE    SHARES     EXERCISE PRICE
                            ---------   ----------------   ---------   ----------------   -------   ----------------
Beginning outstanding.....  1,091,560        $3.89           831,655        $4.28         712,655        $4.09
Options granted at fair
  market value............    267,250         1.82           336,000         3.08         194,375         5.12
Options exercised.........         --           --           (54,625)        4.51          (4,000)        4.50
Options forfeited.........   (222,522)        4.08           (21,470)        4.56         (71,375)        4.68
                            ---------        -----         ---------        -----         -------        -----
Balance, December 31,.....  1,136,288        $3.37         1,091,560        $3.89         831,655        $4.28
                            =========        =====         =========        =====         =======        =====

                        AQUILA BIOPHARMACEUTICALS, INC.

     The following table summarizes information about Aquila stock options outstanding at December 31, 1999:

                    OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
  -------------------------------------------------------   ----------------------
                  NUMBER          WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
    RANGE OF    OUTSTANDING       AVERAGE        AVERAGE    EXERCISABLE   AVERAGE
    EXERCISE        AT           REMAINING       EXERCISE       AT        EXERCISE
     PRICES      12/31/99     CONTRACTUAL LIFE    PRICE      12/31/99      PRICE
  ------------  -----------   ----------------   --------   -----------   --------
  $1.63-$2.75      468,884          9.25          $2.25       147,710      $2.18
  $2.80-$4.50      545,155          6.70          $3.93       519,655      $3.91
  $4.94-$7.38      122,249          7.72          $5.16        68,927      $5.17
                 ---------                                    -------
  $1.63-$7.38    1,136,288          7.86          $3.37       736,292      $3.68

At December 31, 1999, there were 1,005,087 shares available for option grants. Compensation expense of $10,000 was recorded in 1997 related to options granted to consultants during the year. No compensation expense was recorded in 1999 and 1998.

16. EMPLOYEE BENEFITS PLAN

     Aquila has a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees can participate, and the plan allows for a minimum deferral of 1% to a maximum deferral of 15% percent of compensation, as permitted by law or as limited by the plan administrator. Commencing on January 1, 1997 the Company matches 25% of the first 6% of the employees compensation contributed to the plan. Any contributions made by Aquila are vested at 33% for each year of employment. The amount charged to operations for employer contributions to the plan was $37,750, $44,300 and $48,500 in 1999, 1998 and 1997, respectively.

17. AGREEMENTS

     Aquila has a comprehensive agreement with a corporate partner that allows the partner to use our proprietary Stimulon adjuvant ("QS-21") in numerous vaccines including hepatitis, lyme disease, human immunodeficiency virus (HIV), influenza and malaria. The agreement grants exclusive worldwide rights in some fields of use, and co-exclusive or non-exclusive rights in others. Aquila recognized $3.0 million in license fees under this agreement in 1998, and $3.5 million in 1997. The agreement calls for royalties to be paid by the partner on its future sales of licensed vaccines that include Aquila's adjuvant and for Aquila to manufacture QS-21 for the partner.

     Aquila has product development agreements and supply agreements with Virbac S.A. and a supply agreement with the Virbac S.A.'s U.S. subsidiary that cover a collaboration on the development of products for feline immune deficiency virus ("FIV") and bovine mastitis and the supply of vaccine and adjuvant for feline leukemia ("FeLV"). Aquila recorded $0.2 million, $0.9 million and $1.1 million in research revenues under the product development agreements during 1999, 1998 and 1997, respectively. Sales to the partner under the terms of the supply agreements were $0.6 million, $1.0 million and $1.3 million in 1999, 1998 and 1997, respectively.

     In 1999, the Company was awarded a grant from the National Institutes of Health to support the development of novel vaccines for tuberculosis based on the CD1 immune enhancement technology. The grant will provide funding of $870,000 over a two year period. Aquila recorded $0.2 million in research and development revenues to reimburse costs incurred under this grant during 1999.

     Aquila entered into a license agreement with Neuralab Limited, a wholly owned subsidiary of Elan Corporation, p.l.c., that grants exclusive, worldwide rights to use its lead Stimulon adjuvant ("QS-21") with an undisclosed antigen in the field of Alzheimer's Disease. Aquila also signed a supply agreement for

                        AQUILA BIOPHARMACEUTICALS, INC.

the adjuvant. Aquila recorded $0.5 million in license fees under the agreement during 1999 and could receive additional license fees and royalties on future product sales.

18. ACQUISITION OF VACTEX

     In 1998, with the acquisition of VacTex, Aquila issued 1,150,000 shares of common stock and $1.3 million in notes payable for all the outstanding shares of VacTex. The notes payable carry interest at 7% and were callable April 14, 1999. The acquisition has been accounted for using the purchase method.

     VacTex was a development stage company advancing the recent discovery of a novel antigen presentation system. At the date of acquisition, research had been conducted in animals only and the linkage to protection in a human vaccine had not been established. This remains an active area of pre-clinical research. The time to human clinical trials and product approval is expected to be typical for a biological development project and to entail the typical risks. The tuberculosis project will require several hundreds of millions of dollars over ten to fifteen years. It is Aquila's intent to establish the proof of principle that this system provides protection from tuberculosis and then to partner the program. Though we expect to expend a substantial portion of its resources to develop this technology over the next several years, the pace and level of development will largely be determined by the science, which is complex, and by Aquila's ability to obtain research partners to share the development expense. Due to the early stage of the technology and the expected efforts to develop it, the entire purchase price of $9.9 million, which included stock, notes payable and assumed liabilities was charged to purchased incomplete technology.

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

                                                               UNAUDITED PRO FORMA
                                                                    YEAR ENDED
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
                                                              (DOLLARS IN THOUSANDS
                                                                 EXCEPT PER SHARE
                                                                     AMOUNTS)
Revenues....................................................   $  5,597      $6,928
Net loss....................................................   $(14,790)     $  (74)
Basic loss per share........................................   $  (2.25)     $(0.01)

19. SUBSEQUENT EVENTS

     In February 2000, Aquila received $0.6 million in license fees from two of its corporate partners pursuant to license agreements that allow the partners to use Aquila's lead Stimulon(TM) adjuvant QS-21 in their product development programs. Aquila also sold 11,250 shares of Progenics common stock for $0.6 million. These shares were carried at a cost of $0.1 million and were classified as available-for-sale. The Company received $0.5 million from the exercise of employee stock options and redeemed $0.3 million of VacTex debentures including accrued interest. In March 2000, the Company sold 500,000 shares of Common Stock to the State of Wisconsin Investment Board in a self-directed private placement for proceeds of $3.0 million.

                                  SIGNATURES:

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AQUILA BIOPHARMACEUTICALS, INC.

March 27, 2000                                                         By: /s/ ALISON TAUNTON-RIGBY
                                                           ----------------------------------------------------
                                                                           Alison Taunton-Rigby
                                                                 President, (Principal Executive Officer)

March 27, 2000                                                           By: /s/ JAMES L. WARREN
                                                           ----------------------------------------------------
                                                                             James L. Warren
                                                                 Vice President -- Finance, Treasurer and
                                                                         Chief Financial Officer
                                                                      (Principal Financial Officer)

March 27, 2000                                                          By: /s/ MELISSA J. PACKARD
                                                           ----------------------------------------------------
                                                                            Melissa J. Packard
                                                                               (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURE                        TITLE         DATE
                     ---------                        -----         ----

             /s/ ALISON TAUNTON-RIGBY                Director  March 27, 2000
---------------------------------------------------
               Alison Taunton-Rigby

            /s/ ELLIOT D. HILLBACK, JR.              Director  March 27, 2000
---------------------------------------------------
             Elliott D. Hillback, Jr.

              /s/ ROBERT J. CARPENTER                Director  March 27, 2000
---------------------------------------------------
                Robert J. Carpenter

              /s/ KEITH J. DORRINGTON                Director  March 27, 2000
---------------------------------------------------
                Keith J. Dorrington

               /s/ JEFFREY T. BEAVER                 Director  March 27, 2000
---------------------------------------------------
                 Jeffrey T. Beaver