Form 10-Q
period 2000-03-31
AQUILA BIOPHARMACEUTICALS INC
filed 2000-04-24
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549
                            FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 2000, or

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

                 (508) 628 - 0100
(Registrant's Telephone Number, Including Area Code)
------------------------------------------------------



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

As of April 20, 2000
Common Stock Outstanding 8,532,071



             AQUILA BIOPHARMACEUTICALS, INC.
                Form 10-Q, March 31, 2000

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements     Page Number

   Consolidated Balance Sheets as of
   March 31, 2000and December 31, 1999...............3

   Consolidated Statements of Operations
   for the three month periods ended
   March 31, 2000 and 1999...........................4

   Consolidated Statements of Cash Flows
   for the three month
   periods ended March 31, 2000 and 1999.............5

   Notes to Interim Financial Statements.............6

Item 2.  Management's Discussion and
         Analysis of Financial
         Condition and Results of Operations ....... 8

PART II - OTHER INFORMATION........................ 10

Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K - None


SIGNATURES..........................................12













Item 1 - Financial Statements
                   Aquila Biopharmaceuticals, Inc.
                     Consolidated Balance Sheet
                           (unaudited)
                          (in thousands)

Assets                                      3/31/00         12/31/99

Current Assets:
 Cash and cash equivalents                 $  3,436        $     524
 Marketable securities                        4,961            6,493
 Receivables                                  1,109              637
 Inventories                                    533              498
 Prepaid expenses & other current assets        222              280
       Total current assets                  10,261            8,432

Investments                                     244              244
Property, Plant, and Equipment, Net           6,009            6,191
Patents and Purchased Technology, Net            35               47
Other Assets                                    832              828
       Total Assets                        $ 17,381        $  15,742

Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                         $    375        $     554
  Accrued professional fees                     121              165
  Other accrued expenses                      1,195              884
  Current maturities of long term debt        1,343            1,577
       Total Current Liabilities              3,034            3,180

Deferred Revenue                                150              150
Long Term Debt                                2,323            2,607
       Total Liabilities                      5,507            5,937

Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued                   0               0
  Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 8,509,465 at March 31,2000
   and 7,888,446 at December 31, 1999             85              79
  Treasury Stock at cost: 7,631 shares
   In 2000 and 1999                              (34)            (34)
  Additional paid in capital                 145,345         141,802
  Accumulated other comprehensive income         (21)            426
  Accumulated Deficit                       (133,501)       (132,468)
       Total Shareholders' Equity             11,874           9,805

Total Liabilities and Shareholders' Equity  $ 17,381       $  15,742

The accompanying notes are an integral part of these unaudited statements.



            Aquila Biopharmaceuticals, Inc.
         Consolidated Statement of Operations
                    (unaudited)
        (in thousands, except per share amounts)

                                     			Three Months Ended
                                           March 31,2000
                                      2000               1999
Revenue:
  Product sales                     $   276           $    43
  Research and development            1,166               119
                                      1,442               162

Costs and expenses:
  Cost of sales                         246               297
  Research and development            2,084             1,243
  General & administrative              707               834
        Total costs and expenses      3,037             2,374

Other income, net                       562                68
Net Loss                            $(1,033)          $(2,144)
  Unrealized holding gains on
    available-for-sale securities        28                11
  Less: reclassification for gain
    included in net income             (475)               --
     Total other comprehensive
     income/(loss)                     (447)               11
Comprehensive loss                  $(1,480)          $(2,133)

Basic and diluted loss
  per weighted average share:

Net loss                            $ (0.13)           $(0.31)

Weighted average number of
  common shares outstanding:
        Basic and diluted             7,980             6,998



The accompanying notes are an integral part of these unaudited statements.







                      Aquila Biopharmaceuticals, Inc.
                   Consolidated Statement of Cash Flows
                         (unaudited),(in thousands)

                                               For the three months
                                                  ended March 31,
                                                  2000       1999
Cash Flows From Operating Activities:
Net Loss                                      $ (1,033)   $(2,144)
Adjustments to reconcile net loss to net cash
 provided/(used) by operating activities:
  Depreciation and amortization                    202        199
  Issuance of non-employee options                  15         --
  Changes in assets and liabilities:
  Receivables                                     (472)       (78)
  Inventories                                      (35)        13
  Prepaid expenses and other current assets         58        129
  Accounts payable and other accrued expenses       88       (511)
	Net cash used by operating activities	(1,177)    (2,392)

Cash Flows From Investing Activities:
  Purchases of marketable securities              (500)    (7,000)
  Proceeds from maturities
    of marketable securities                     1,575      5,017
  Other noncurrent assets                            6          7
  Purchases of property, plant, and equipment       (8)      (181)
    Net cash provided/(used) by
    investing activities                         1,073     (2,157)

Cash Flows From Financing Activities:
  Payment of long-term obligations                (518)      (199)
  Issuance of common stock                       3,534         21
    Net cash provided/(used)
      by financing activities                    3,016       (178)
Net increase/(decrease) in cash and cash
      equivalents                                2,912     (4,727)

Cash and cash equivalents at the beginning
     of the year                                   524      5,270
Cash and cash equivalents at the end
     of the period                             $ 3,436    $   543




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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Segment information:

The Company has determined that its reportable segments are development and manufacturing. All research programs are aggregated in the development segment. Revenues from the sale of the feline leukemia vaccine, reimbursement for the cost of QS-21 material supplied to research partners, and QS-21 license fees are reported in the manufacturing segment. Financial results of segments are presented on the same accounting basis as the Company's consolidated results. There are no inter-segment activities. The Company's business is conducted entirely within the United States. Asset information by segment is not reported because Aquila does not produce such information internally.

                                   Three Months Ended
                                        March 31,
                                   2000          1999
        Development
                Revenue         $    43      $     68
                Net loss         (2,308)       (1,647)
	Manufacturing
                Revenue           1,399            94
                Net income/(loss)   728          (537)
	Reconciling items
                Net income (1)      547            40
	Consolidated totals
                Revenue           1,442           162
                Net loss       $ (1,033)    $  (2,144)

	   (1) 2000 includes a gain of $550,000 on the sale of an investment and $114,000 of royalty income offset by interest expense of $127,000. 1999 includes $50, 000 of royalty income, $10,000 gain on disposal of an asset, and a charge for excess facilities of $20,000.


3.   Inventories:

Inventories consist of the following:          (000'S)
                                        3/31/00       12/31/99
                                        -------       --------
     Finished goods                     $  329          $  157
     Work-in-process                       124             236
     Raw materials & supplies               80             105
                                        $  533          $  498


4.	Earnings Per Share:

The common stock equivalents of the Company consist of stock options and warrants. The Company was in a net loss position at March 31, 2000 and March 31, 1999;
therefore, common stock equivalents were not used to compute diluted loss per share since the effect would have been anti-dilutive. Options to purchase
1,005,094 and 1,077,341 shares of common stock at weighted average prices of $3.44 and $3.88, respectively, were outstanding at March 31, 2000 and 1999, respectively. Warrants to purchase 60,680 shares of common stock at an exercise price of $4.12 were outstanding at March 31, 2000.

5.	Contingencies:

The Company received a letter from CBC in February
1999 alleging that the Company must indemnify CBC under a Master Acquisition Agreement among the Company, CBC, and bioMerieux, Inc. for potential losses from the termination of CBC's rights under a license agreement. The Company has not received any further communication from CBC and upon review does not feel that adverse settlement of this matter would have a material effect on its financial position or results of operations.

6. Accounting Pronouncement:

In December 1999, the United States Securities and
Exchange Commission issued Staff Accounting Bulletin
101, "Revenue Recognition in Financial Statements"
("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. Accordingly, in the second quarter of 2000 Aquila will change its accounting for initial license fees. Through the first quarter of 2000 revenue was recognized when the agreement was reached and no contingent factors were present. Under the new guidance of SAB 101, revenue will be deferred and recognized ratably over the appropriate life. In the second quarter of 2000, a cumulative adjustment will be recorded retroactive to January 1, 2000 to create deferred revenue that will be recognized over future years.




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999:

Revenue

Total revenues were $1.4 million for the three months ended March 31, 2000 compared to $0.2 million in the same period in 1999.

First quarter 2000 product sales were $276,000 compared to $43,000 the same period one year ago. The primary reason for the higher revenues was an increase in shipments to our marketing partner, Virbac S.A., and a price increase.

First quarter research and development revenues were $1.2 million compared to $0.1 million for the same period in 1999. The reasons for the quarter-to-quarter increase were a milestone fee payment totaling $0.5 million, higher quantities of QS-21 supplied to our corporate partners for use in their clinical programs and an increase in the reimbursable cost of QS-21, which accounted for $229,000 of the revenue increase.

Costs and Expenses

For the first quarter of 2000, cost of sales was 89% of product sales. For the first quarter of 1999, costs of sales exceeded sales revenue because we were finishing the fit-out and validating the new facilities, during which time no product was produced for sale. First quarter 2000 research and development spending increased by 68% from one year ago to $2.1 million. The increase was due to higher outside costs associated with the mastitis clinical trials and a payment in connection to the issuance of a mastitis patent. Spending for clinical trials is expected to decrease for the remainder of the year upon the completion of the pivotal licensing trials for the Company's bovine mastitis product in the second quarter of 2000. In the first quarter of 2000, spending on the tuberculosis program acquired from VacTex was $177,000 compared to $217,000 in the first quarter of 1999. Our future spending on this program may fluctuate based on the progress of the research and the availability of funding and resources. General and administrative expenses were reduced by 15% from one year ago due to lower staffing levels and legal fees.

Other Income, Net

First quarter 2000 other income was $0.6 million compared to $0.1 million for the same period in 1999.
The reasons for the increase were a gain of $0.5 million on the sale of 11,250 shares of Progenics
Pharmaceuticals common stock and higher royalty income.

Liquidity, Capital Resources and Business Outlook

Total cash, cash equivalents and marketable securities were $8.4 million at March 31, 2000 compared to $7.0 million at December 31, 1999.

During the first three months of 2000, operating
activities used cash of $1.2 million primarily due to
the net loss of $1.0 million.  Investing activities
provided cash of $1.1 million primarily due to $1.0
million of net proceeds from sale of marketable
securities.   Financing activities provided cash of
$3.0 million, due to $3.5 million of proceeds received from the sale of 500,000 shares of common stock to the State of Wisconsin Investment Board and option exercises by employees offset by payment of long term obligations. As of March 31, 2000, we had a balance of $3.4 million under our loan agreement with Transamerica Business Credit Corporation and owed $0.3 million for the $1.3 million of debentures issued in connection with the acquisition of VacTex, Inc.

Aquila management expects that available cash and
marketable securities, and   cash flows from research
contracts, product sales, and borrowings will be sufficient to finance planned operations and capital requirements for the next fifteen months. The bovine mastitis program, if successful and approved by the USDA in the second half of 2000, will require additional working capital and capital investment to support market introduction. Our ability to fund long-term operations is dependent on several factors, including our ability to attract funding through additional public and private financing or by establishing corporate partnerships and collaborative agreements. There can be no assurance that such additional funding can be obtained on acceptable terms.

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

Accounting Pronouncement

In December 1999, the United States Securities and
Exchange Commission issued Staff Accounting Bulletin
101, "Revenue Recognition in Financial Statements"
("SAB 101"). SAB 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. Accordingly, in the second quarter of 2000 Aquila will change its accounting for initial license fees. Through the first quarter of 2000 revenue was recognized when the agreement was reached and no contingent factors were present. Under the new guidance of SAB 101, revenue will be deferred and recognized ratably over the appropriate life. In the second quarter of 2000, a cumulative adjustment will be recorded retroactive to January 1, 2000 to create deferred revenue that will be recognized over future years.


PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Company received a letter from CBC in February
1999 alleging that the Company must indemnify CBC under a Master Acquisition Agreement among the Company, CBC, and bioMerieux, Inc. for potential losses from the termination of CBC's rights under a license agreement. The Company has not had any further communication from CBC and upon review does not feel that adverse settlement of this matter would have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports of Form 8-K

         Exhibits
               27. Financial Data Schedule
         Reports on Form 8-K
               1. None filed in the first quarter
                  of 2000.

--------------------------------------------------



                        SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC.


Date: April 24, 2000       /s/ Alison Taunton-Rigby
                           Alison Taunton-Rigby
                           President and Chief Executive Officer




                           /s/ James L. Warren
                           James L. Warren
                           Vice President Finance,
                           Chief Financial Officer and Treasurer