Form 10-Q
period 2000-06-30
AQUILA BIOPHARMACEUTICALS INC
filed 2000-08-11
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 2000, or

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

(508) 628 - 0100
(Registrant's Telephone Number, Including Area Code)
---------------------------------------------------------------------------


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

As of August 9, 2000
Common Stock Outstanding 8,570,754


AQUILA BIOPHARMACEUTICALS, INC.
Form 10-Q, June 30, 2000

INDEX

 PART I - FINANCIAL INFORMATION

 Item 1. Unaudited Financial Statements                  Page Number

Consolidated Balance Sheets as of June 30, 2000
and December 31,1999 ............................................3

Consolidated Statements of Operations and Comprehensive
Income for three and six month periods ended June 30, 2000 and
1999.............................................................4

Consolidated Statements of Cash Flows for the six
Month periods ended June 30, 2000 and 1999
 .................................................................5

Notes to Interim Financial
Statements.......................................................6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
 .................................................................8

     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .....................................11

Item 6.  Exhibits and Reports on Form 8-K.......................11

SIGNATURES......................................................14






Item 1 - Financial Statements

Aquila Biopharmaceuticals, Inc.
Consolidated Balance Sheet
(unaudited)
(in thousands)

Assets                                      	 6/30/00	         12/31/99

Current Assets:
 Cash and cash equivalents                  $  1,364             $  524
 Marketable securities                     	   5,966              6,493
 Receivables				                               1,192                637
 Inventories                                   	 944          	     498
 Prepaid expenses & other current                231                280
 assets

Total current assets                       	   9,697	             8,432

Investments  				                                244         	      244
Property, Plant, and Equipment,                5,832              6,191
Net
Patents and Purchased Technology,                 25    	    	       47
Net
Other Assets     		                              840                828
       Total Assets                         $ 16,638          $  15,742

Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                          $    334 	        $     554
  Accrued professional fees		                    115        		      165
  Other accrued expenses                       1,746         	      884
  Current maturities of long-term              1,324              1,577
  debt
       Total Current Liabilities               3,519	        	    3,180
Deferred Revenue   		                            150       		       150
Long Term Debt 		                              2,030	             2,607
       Total Liabilities                       5,699         	    5,937

Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued           	       0                  0
 Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 8,509,623 at June 30,2000
   and 7,888,446 at December 31, 1999	            85        	         79

  Treasury Stock       				                     (34)               	(34)
  Additional paid in capital                 145,346             141,802
  Accumulated other comprehensive income	          0                 426
  Accumulated Deficit           		         (134,458)	          (132,468)
       Total Shareholders' Equity     	       10,939               9,805

Total Liabilities and Shareholders'         $ 16,638           $  15,742
Equity

The accompanying notes are an integral part of these unaudited statements.


Aquila Biopharmaceuticals, Inc.
Consolidated Statement of Operations and Comprehensive Income
(unaudited)
(in thousands, except per share amounts)

                		Three Months Ended      Six Months Ended
          			          June 30,	                    June 30,
 		                 2000     1999                 2000    1999
Revenue:
  Product sales   $  306   $  230               $  582   $  273
  Research and       928      169                2,095      288
  Development

                   1,234      399     	          2,677      561

Cost and expenses:
  Cost of sales      130      295	                 377      592
  Research and	    1,392    1,942    	           3,477    3,185
  Development
  General &		        707      754     	          1,414    1,588

Total costs and     2,229    2,991                5,268    5,365
Expenses

Other income, net      39       17     	            602       85
Net Loss	          $ (956) $(2,575)             $(1,989) $(4,719)
  Unrealized holding
  gains/(losses) on
  available-for-sale
  securities	   	      21       (3)        	         49         8
  Less: reclassification for
  gain included in net
  income		             --        --	              (475)         --
     Total other
     comprehensive
     income/(loss)	    21       (3)     	         (426)   	     8

Comprehensive loss $(935)  $(2,578) 	         $ (1,562)  $ (4,711)

Basic and diluted loss
  per weighted average share:

Net loss		      $  (0.11)   $(0.37)             $(0.19)    $(0.67)

Weighted average number of
  common shares outstanding:

-Basic and diluted	 8,510     6,999               8,245      6,999



The accompanying notes are an integral part of these unaudited statements.

                     Aquila Biopharmaceuticals, Inc.
                   Consolidated Statement of Cash Flows
                       (unaudited),(in thousands)
                                             			      For the six months
                                                        ended June 30,
                                                       2000        1999
Cash Flows From Operating Activities:
Net Loss                                             $(1,989)    $(4,719)
Adjustments to reconcile net loss to net cash
 provided/(used) by operating activities:
  Depreciation and amortization           	             397         401
  Issuance of non-employee options			                    17          --
Changes in assets and liabilities:
  Receivables		 	   			                                 (555) 	     470
  Inventories                                        			(446)	       34
  Prepaid expenses and other current assets          	    49         109
  Accounts payable and other accrued expenses            592     (1,290)
	Net cash used by operating activities	                (1,935)   (4,995)

Cash Flows From Investing Activities:
  Purchases of marketable securities                   (3,496)   (8,000)
  Proceeds from maturities
    of marketable securities            			             3,573     9,723
  Other noncurrent assets and liabilities		                12 	      17
  Purchases of property, plant, and equipment     	       (16)	   (245)
    Net cash provided/(used) by
    investing activities					                              73   (1,495)

Cash Flows From Financing Activities:
  Payment of long-term obligations                  		   (830)    (515)
  Issuance of common stock				                           3,532       21
    Net cash provided/(used)
      by financing activities		          	               2,702     (494)
Net increase/(decrease) in cash and cash
      equivalents					                                     840   (3,994)

Cash and cash equivalents at the beginning
     of the year                                 	   	     524     5,270
Cash and cash equivalents at the end
     of the period                          	           $1,364    $1,276


The accompanying notes are an integral part of these unaudited statements.

AQUILA BIOPHARMACEUTICALS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL
STATEMENTS

1.   Basis of Presentation:

The accompanying interim financial statements are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods.

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

2. Segment information:

The Company has determined that its reportable segments are development and manufacturing. All research programs are aggregated in the development segment. Revenues from the sale of the feline leukemia vaccine, the QS-21 material supplied to research partners, and QS-21 license fees are reported in the manufacturing segment. Financial results of segments are presented on the same accounting basis as the Companys consolidated results. There are no inter-segment activities. The Companys business is conducted entirely within the United States.

                                               Six Months Ended
                                                   June 30,
                                       						 2000         1999
Development
		Revenue		                                $   131     $    231
		Net income/(loss)	                       (4,148) 	    (3,801)
	Manufacturing
		Revenue			                                 2,546	         330
		Net income/(loss)                        		1,597	       (941)
	Reconciling items
		Net income/(loss)(1)         	               562	          23
	Consolidated totals
		Revenue			                                 2,677	         561
		Net loss		                              $(1,989)    $ (4,719)

  (1) 2000 includes a gain of $475,000 on the sale of an investment, $114,000 of royalty income, $57,000 of rental income and $14,000 refund of insurance premium offset by net interest expense of $58,000 and an unabsorbed overhead charge of $40,000. 1999 includes $50,000 of royalty income, a gain of $10,000 on disposal of an asset, $35,000 refund of insurance premium, $16,000 of net interest expense, income tax expense of $10,000 and a charge for excess facilities of $44,000

3.   Inventories:

Inventories consist of the following:              (000'S)

                                         	   6/30/00        	 12/31/99
                                        	    -------        	 --------
     Finished goods   	                       $  718            $  157
     Work-in-process                     	       125	              236
     Raw materials & supplies 	                  101               105
                                              $  944            $  498



4.	Earnings Per Share:

The common stock equivalents of the Company consist of stock options and warrants. The Company was in a net loss position at June 30, 2000 and June 30, 1999; therefore, common stock equivalents were not used to compute diluted loss per share since the effect would have been anti-dilutive. Options to purchase 1,011,833 and 1,069,123 shares of common stock at weighted-average prices of $3.43 and $3.88, respectively, were outstanding at June 30, 2000 and 1999, respectively. Warrants to purchase 68,680 shares of common stock at an exercise price of $4.12 were outstanding at June 30, 2000.

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

In December 1999, the United States Securities and Exchange
Commission (SEC) issued Staff Accounting Bulletin 101,
Revenue Recognition in Financial Statements (SAB 101).  SAB
101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. In June 2000, the SEC issued Staff Accounting Bulletin 101B delaying the implementation of SAB 101 for six months. Accordingly, in the fourth quarter of 2000 Aquila will change its accounting for initial license fees. Through the first half of 2000 revenue was recognized when the agreement was reached and no contingent factors were present. Under the new guidance of SAB 101, revenue will be deferred and recognized ratably over the appropriate life. In the fourth quarter of 2000, a cumulative adjustment will be recorded retroactive to January 1, 2000 to create deferred revenue that will be recognized over future years.

In March 2000, the Financial Accounting Standards Board issued
FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation: an interpretation of
APB Opinion No. 25. FIN 44 clarifies the application of certain aspects of APB Opinion No. 25 (APB 25), including the following: the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Companys financial position or results of operations.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended June 30, 1999:

Revenue

Total revenues were $ 1,234,000 for the three months ended June
30, 2000 compared to $399,000 in the same period in 1999.

Second quarter 2000 product sales were $306,000 compared to $230,000 the same period one year ago and research and development revenues were $928,000 compared to $169,000 for the same period in 1999. The primary reason for the quarter-to-quarter increase in research and development revenues was a non-refundable $800,000 license fee recognized in Q2 2000 from a corporate partner pursuant to a license agreement that allows the partner to use the Companys QS-21 adjuvant in their product development program.

Costs and Expenses

For the second quarter of 2000, cost of sales was 43% of product sales compared to 128% for the same period one year ago. The primary reasons for the decrease were the reduction in validation costs associated with preparing the Companys new manufacturing facilities in 1999 and increased production levels leading to lower unabsorbed expenses. Second quarter research and development spending decreased by 28% from one year ago to $1,392,000. The decrease was due to lower spending on clinical trials and lower unabsorbed spending on QS-21 due to increased production.
Spending for clinical trials is expected to decrease for the remainder of the year due to the completion of the licensing trials for the Company's bovine mastitis product. In the second quarter of 2000, spending on the tuberculosis program acquired from VacTex was $341,000 compared to $209,000 in the second quarter of 1999.
The Companys future spending on this program may fluctuate based on the progress of the research and the availability of funding and resources. General and administrative expenses were $707,000 compared to $754,000 the same period one year ago due to lower staffing levels and lower legal fees.

Other Income, Net

Other income net for the second quarter of 2000 was $39,000 compared to $17,000 for the same period in 1999. The primary reason for the increase was $28,000 in rental income received pursuant to a sublease agreement entered into in the third quarter of 1999.

Six months ended June 30, 2000 compared to six months ended
June 30, 1999:

Revenue

Total revenues were $2,677,000 for the six months ended June 30, 2000 compared to $561,000 in the same period in 1999.

Product sales for the first six months of 2000 were $582,000 compared to $273,000 the same period one year ago. The reason for the higher revenues was the resumption of regular product shipments in the first quarter of 2000 compared with the low shipments in the first quarter of 1999 during which the Companys new facility was prepared for operation.

First half research and development revenues were $2,095,000 compared to $288,000 for the same period in 1999. The primary reason for the increase was non-refundable license fees of $1,300,000 recognized from a corporate partner in 2000. The remaining balance of the change resulted from increased shipments of QS-21 to research partners.

Costs and Expenses

For the first half of 2000, cost of sales was 65% of product sales compared to the first half of 1999 when cost of sales exceeded product sales. The primary reasons for the decrease were the reduction in validation costs associated with preparing the Companys new manufacturing facilities in 1999 and increased production levels leading to lower unabsorbed expenses. First half research and development spending increased by 9% from one year ago to $3,477,000. The increase was due to higher clinical trial spending in the first quarter of 2000. First half spending on the tuberculosis program acquired from VacTex was $517,000 compared to $427,000 in the first half of 1999. The Companys future spending on this program may fluctuate based on the progress of the research and the availability of funding and resources. General and administrative expenses were reduced by 10% from one year ago due to lower staffing levels and lower legal fees.

Other Income, Net

Other income for the first half of 2000 was $602,000 compared to $85,000 for the same period in 1999. The reasons for the increase were a gain of $475,000 on the sale of an investment and $57,000 of rental income received pursuant to a sublease agreement entered into in the third quarter of 1999.

Liquidity, Capital Resources and Business Outlook

Total cash, cash equivalents and marketable securities were $7,330,000 at June 30, 2000 compared to $7,017,000 at December
31, 1999.

During the first six months of 2000, operating activities used cash of $1,935,000 primarily due to the net loss of $1,989,000. Investing activities provided cash of $73,000 primarily due to the
net sales of marketable securities.   Financing activities provided
cash of $2,702,000 due to $3,532,000 of proceeds received from the sale of 500,000 shares of common stock offset by $830,000 payment of obligations. As of June 30, 2000, the Company had a balance of $3,149,000 million under its loan agreement with Transamerica Business Credit Corporation and owed $205,000 for the 7% debentures issued in connection with the acquisition of VacTex, Inc.

Aquila expects that its available cash and marketable securities, and its cash flows from research contracts, product sales, and borrowings will be sufficient to finance its planned operations and capital requirements for the next fifteen months. The management of the Company is taking all reasonable steps at its disposal to assure continuation of the Companys programs. The Company's ability to fund its long term operations is dependent on several factors, including the Company's ability to attract funding through additional public and private financing or by establishing corporate partnerships and collaborative agreements. There can be no assurance that such additional funding can be obtained on acceptable terms.

Aquilas revenues and expenses vary from quarter to quarter and will continue to vary in the future. Future revenues depend primarily upon the success of Aquilas efforts to license its proprietary technology and enter into cost sharing programs, and its ability to market its products currently undergoing development or clinical trials. Aquilas expenses fluctuate primarily due to clinical trials, which take from six months to two years, and require varying degrees of financial support. Revenues or operating results in any period will not necessarily be indicative of results in subsequent period.

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

Accounting Pronouncement

In December 1999, the United States Securities and Exchange
Commission (SEC) issued Staff Accounting Bulletin 101,
Revenue Recognition in Financial Statements (SAB 101).  SAB
101 provides the staffs views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. In June 2000, the SEC issued Staff Accounting Bulletin 101B delaying the implementation of SAB 101 for six months. Accordingly, in the fourth quarter of 2000 Aquila will change its accounting for initial license fees. Through the first half of 2000 revenue was recognized when the agreement was reached and no contingent factors were present. Under the new guidance of SAB 101, revenue will be deferred and recognized ratably over the appropriate life. In the fourth quarter of 2000, a cumulative adjustment will be recorded retroactive to January 1, 2000 to create deferred revenue that will be recognized over future years.

In March 2000, the Financial Accounting Standards Board issued
FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation: an interpretation of
APB Opinion No. 25. FIN 44 clarifies the application of certain aspects of APB Opinion No. 25 (APB 25), including the following: the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Companys financial position or results of operations.


PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Company received a letter from CBC in February 1999 alleging that the Company must indemnify CBC under a Master Acquisition
Agreement among the Company, CBC, and bioMerieux, Inc. for potential losses from the termination of CBCs rights under a license agreement. The Company has not received any further communication from CBC and upon review does not feel that adverse settlement of this matter would have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports of Form 8-K

		Exhibits
			27. Financial Data Schedule
		Reports on Form 8-K
			1. Form 8-K filed May 3, 2000.
			2. Form 8-K filed June 28, 2000.

Item 6(a)  Financial Data Schedule

                       Aquila Biopharmaceuticals, Inc.
                  For the Six Months Ended June 30, 2000
                               (In thousands)

                                June 30, 2000

Cash and cash items                                   1,364
Marketable securities                                 5,966
Notes and accounts receivable                         1,191
Allowance for doubtful accounts                           0
Inventory                                               944
Total current assets                                  9,697
Property, plant and equipment                         8,967
Accumulated depreciation                              3,135
Total assets                                         16,638
Total current liabilities                             3,519
Bond, mortgages and similar debt                      3,354
Preferred stock, mandatory redemption                     0
Preferred stock, no mandatory redemption                  0
Common stock                                             85
Other stockholders equity                            10,854
Total liabilities and stockholders equity            16,638


Net sales of tangible products                          582
Total revenues                                        2,676
Costs of tangible goods sold                            377
Total costs and expenses applicable to sales and
  Revenues                                            3,853
Other costs and expenses                              1,414
Provision for doubtful accounts and notes                 0
Interest and amortization of debt discount              243
Income/(loss) before taxes and other items          (1,989)
Income tax expense                                        0
Income/(loss) from continuing operations            (1,989)
Discontinued operations                                   0
Extraordinary items                                       0
Cumulative effect-changes in accounting principles        0
Net income/(loss)                                   (1,989)
Earnings per share - basic                           (0.24)
Earnings per share - diluted                         (0.24)




						SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC.


     Date:      , 2000
                           _____________________________
                           Alison Taunton-Rigby
                           President and Chief Executive Officer



                           _____________________________
                           Melissa J. Packard
                           Controller,

   Principal Accounting Officer and
Treasurer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                           AQUILA BIOPHARMACEUTICALS, INC.


    Date: August 10, 2000   /s/ Alison Taunton-Rigby
                            Alison Taunton-Rigby
                            President and Chief Executive Officer


                     			    /s/ Melissa J. Packard
                            Melissa J. Packard
                            Controller,
                            Principal Accounting Officer and Treasurer




























11

{J:\clients\bus\011301\0192\00161167.DOC;1}16

{J:\clients\bus\011301\0192\00161167.DOC;1}