Form 10-Q
period 2000-09-30
AQUILA BIOPHARMACEUTICALS INC
filed 2000-11-13
CIK 704292

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 2000, or

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

As of November 10, 2000
Common Stock Outstanding 8,626,482

AQUILA BIOPHARMACEUTICALS, INC.
Form 10-Q, September 30, 2000

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements     Page Number

Consolidated Balance Sheets as of September
30, 2000 and December 31,1999  ......................3

Consolidated Statements of Operations and
Comprehensive
Income for three and nine month periods ended
September 30, 2000 and 1999     .....................4

Consolidated Statements of Cash Flows for the
nine month periods ended September 30, 2000
and
1999      ...........................................5

Notes to Interim Financial Statements     ...........6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations........8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ........................ 11

Item 6.  Exhibits and Reports on Form 8-K...........11


SIGNATURES..........................................14




Item 1 - Financial Statements
Aquila Biopharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands)

Assets                       	      9/30/00	            12/31/99

Current Assets:
 Cash and cash equivalents        	$  1,972           	$     524
 Marketable securities      	         4,486           	    6,493
 Receivables			                         930           	      637
 Inventories                      	     666                		498
 Prepaid expenses & other
 current assets 	                       175	                 280
       Total current assets  	        8,229           	    8,432

Investments                     			     244                		244
Property, Plant, and Equipment,
 Net   				                           5,656           	    6,191
Patents and Purchased Technology,
 Net   				                              19	                	 47
Other Assets     			                    844	                 828
       Total Assets               	$ 14,992           	$  15,742

Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                	$    366                $	554
  Accrued professional fees  	          103	                	165
  Other accrued expenses  	           1,393           	      884
  Current maturities of long-
  term debt         		                1,360           	    1,577
     Total Current Liabilities        3,222	               3,180
Deferred Revenue   		                   150                		150
Long Term Debt 			                    1,728           	    2,607
       Total Liabilities    	         5,100	               5,937

Shareholders' Equity:
  Preferred stock, authorized:
   5,000,000 shares, none issued          0                    0
  Common stock, par value: $.01 per
   share, authorized: 30,500,000
   shares, issued: 8,607,748 at
   September 30, 2000 and 7,888,446
   at December 31, 1999			                86               		 79
  Treasury Stock       		                (34)	              	(34)
  Additional paid in capital 	        145,716	            141,802
  Accumulated other comprehensive
  income				                               27          	      426
  Accumulated Deficit                (135,903)         	 (132,468)
   Total Shareholders' Equity           9,892	              9,805

Total Liabilities and Shareholders' Equity
                                     $ 14,992	           $  15,742

The accompanying notes are an integral part of these unaudited statements


Aquila Biopharmaceuticals, Inc.
Consolidated Statements of Operations and
Comprehensive Income
(unaudited)
(in thousands, except per share amounts)

                        Three Months Ended      Nine Months Ended
                          September 30,           September 30,
                         2000 		  1999	          	2000 	  	1999
Revenue:
  Product
  sales                 $ 626	   	$105         	$1,207    $ 378
  Research
  and
  development             221	   	 789         	 2,316	    1,078
                      		  847	   	 894           3,523    	1,456
Cost and
expenses:
  Cost of
  sales                   663      120           1,040    	  712
  Research
  and
development             1,050    1,677           4,526    	4,862
  General &
  admini-
  strative                631		    741           2,045    	2,330
Total costs
and expenses            2,344   	2,538           7,611     7,904

Other income,
net	                   	   51      155             653       240
Net Loss              $(1,446) $(1,489)        $(3,435)  $ (6,208)
  Unrealized holding
  gains on available
  -for-sale
  securities               28	      12              76	        20
  Less: re-
classification
for gain included
in net income              --	    (151)	          (475)	      (151)

     Total other comprehensive
     income/(loss)
                           28  	  (139)           (399)     	 (131)

Comprehensive loss
                 	    $(1,418)  $(1,628)       $(3,834)    $ (6,339)


Basic and diluted loss
  per weighted average share:

Net loss
                       $(0.17)  $ (0.19)         $(0.41)     $ (0.86)

Weighted average number of
  common shares outstanding:
	Basic and diluted
                         8,533    	7,690            8,341	      7,229

The accompanying notes are an integral part of these unaudited statements.




Aquila Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
              (unaudited),(in thousands)

                              		        For the nine months
                                  					 ended September 30,
                                          2000       1999

Cash Flows From Operating Activities:
Net Loss
                                       $ (3,435)  $ (6,208)
Adjustments to reconcile net loss to net cash
 (used) by operating activities:
  Depreciation and amortization
                                             587	      624
Issuance of non-employee options
                                              50	       --
  Realized gains on sale of marketable securities
                                              --	     (151)
  Changes in assets and liabilities:
  Receivables
      		                                    (293)    	  647
  Inventories
                   	                        (168)	       42

Prepaid expenses and other current assets
                           	                  105	       166
  Accounts payable and other accrued expenses
                                              259     (1,261)

Net cash used by operating activities
                                           (2,895)    (6,141)

Cash Flows From Investing Activities:
  Purchases of marketable securities
                                           (3,996)    (8,000)

Proceeds from maturities
    of marketable securities
                                             5,571      9,955
  Other noncurrent assets and liabilities
                                    			         17 	        5
  Purchases of property, plant, and equipment
                                      	        (24)    	 (527)
    Net cash provided by investing activities
                                     		 				  1,568      1,433

Cash Flows From Financing Activities:
  Payment of long-term obligations
                                            	(1,096)    	 (976)
  Issuance of common stock
                                        						 3,871	     1,510
    Net cash provided by financing activities
                                               2,775	       534
Net increase/(decrease) in cash and cash
      Equivalents
                                        						 1,448     (4,174)

Cash and cash equivalents at the beginning
     of the year
                                             	   524      	5,270
Cash and cash equivalents at the end
     of the period
                                             	$1,972     $ 1,096


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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Companys Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

                                           Nine Months
                                              Ended
                                           September 30,

				                                 		 2000         1999
Development
		Revenue		                          $   131    $    343

		Net Loss		                         (5,390)      (5,807)
	Manufacturing
		Revenue			                          3,392        1,113
		Net income/(loss)		                 1,356         (554)
	Reconciling items
		Net income(1)		                       599	         153
	Consolidated totals
		Revenue			                          3,523     		 1,456
		Net loss		                        $(3,435)     (6,208)

  (1) 2000 includes a gain of $475,000 on the sale of an investment, $126,000 of royalty income, $85,000 of rental income and $32,000 refund of insurance premium offset by net interest expense of $64,000 and an unabsorbed overhead charge of $54,000.
1999 includes $62,000 of royalty income, a gain of $14,000 on disposal of an asset, $35,000 refund of insurance premium, $41,000 of net interest expense, income tax expense of $10,000, income from the sale of available-for-sale securities of $151,000, rental income of $10,000 and a charge for excess facilities of $44,000.


3.   Inventories:

Inventories consist of the following:

                                     (000'S)

                              9/30/00        12/31/99
                              -------    	   --------
     Finished goods   	       	$  397     	   $  157
     Work-in-process              131	           236
     Raw materials & suppliea     138            105
                               $  666	        $  498


4.	Earnings Per Share:

The common stock equivalents of the Company consist of stock options and warrants. The Company was in a net loss position at September 30, 2000 and September 30,
1999; therefore, common stock equivalents were not used to compute diluted loss per share since the effect would have been anti-dilutive. Options to purchase 910,520 and 1,300,780 shares of common stock at weighted-average prices of $3.45 and $3.47, respectively, were outstanding at September 30, 2000 and 1999, respectively.  Warrants to purchase 68,680
shares of common stock at an exercise price of $4.12 were outstanding at September 30, 2000.

5.	Contingencies:

The Company received a letter from Cambridge Biotech corporation (CBC) in February 1999 alleging that the Company must indemnify CBC under a Master Acquisition
Agreement among the Company, CBC, and bioMerieux, Inc.
for potential losses from the termination of CBCs rights under a license agreement. The Company has not received any further communication from CBC and upon review does not feel that adverse settlement of this matter would have a material effect on its financial position or results of operations.

6.	Accounting Pronouncement:

In December 1999, the United States Securities and
Exchange Commission (SEC) issued Staff Accounting
Bulletin 101, Revenue Recognition in Financial
Statements (SAB 101). SAB 101 provides the staffs views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. In
June 2000, the SEC issued Staff Accounting Bulletin
101B delaying the implementation of SAB 101 for six months. Accordingly, in the fourth quarter of 2000
Aquila will change its accounting for initial license fees. Through the first nine months of 2000 revenue was recognized when the agreement was reached and no contingent factors were present. Under the new guidance of SAB 101, revenue will be deferred and recognized ratably over the appropriate life or as effort is incurred. In the fourth quarter of 2000, a cumulative adjustment will be recorded retroactive to January 1, 2000 to create deferred revenue that will be recognized over future years.

The Company has adopted FASB Interpretation No. 44
(FIN 44), Accounting for Certain Transactions
Involving Stock Compensation: an interpretation of APB
Opinion No. 25. FIN 44 clarifies the application of certain aspects of APB Opinion No. 25 (APB 25), including the following: the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 1999:

Revenue

Total revenues were $847,000 for the three months ended September 30, 2000 compared to $894,000 in the same period in 1999.

Third quarter 2000 product sales were $626,000 compared to $105,000 the same period one year ago.
Research and development revenues were $221,000 compared to $789,000 for the same period in 1999. The primary reason for the quarter-to-quarter decrease in research and development revenues was the non-refundable license fees of $638,000 recognized in Q3
1999 from corporate partners pursuant to a license agreement that allows the partners to use the Companys QS-21 adjuvant in their product development programs and a $111,000 decrease in funded research pursuant to an NIH grant as the funds from the first years grant were depleted. This decrease in research and development revenues was partially offset by $181,000 of increased QS-21 shipments in Q3 2000.

Costs and Expenses

For the third quarter of 2000, cost of sales was 106% of product sales compared to 114% for the same period one year ago. The primary reason cost of sales was higher than product sales in 2000 was decreased production levels which did not fully absorb the period spending levels. Third quarter research and development spending was $1,050,000 compared to $1,677,000 in Q3 1999. The decrease was due to lower spending on clinical trials, decreased spending on outside services and lower QS-21 spending levels due to decreased production levels. Spending for clinical trials is expected to increase for the remainder of the year as the Company has initiated further clinical trials for the Quilimmune P product designed to prevent pneumococcal infections in the elderly. In the third quarter of 2000, spending on the tuberculosis program acquired from VacTex was $96,000 compared to $253,000 in the third quarter of 1999.
The Companys future spending on this program may fluctuate based on the progress of the research and the availability of funding and resources. General and administrative expenses were $631,000 compared to $741,000 the same period one year ago due to lower staffing levels and lower legal fees.

Other Income, Net

Other income net for the third quarter of 2000 was $51,000 compared to $155,000 for the same period in 1999. The primary reason for the decrease was $151,000 received from the sale of available-for-sale securities in Q3 1999 partially offset by a $19,000 increase in rental income received pursuant to a sublease agreement entered into in Q3 1999 and $19,000 decrease in net interest expense.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999:

Revenue

Total revenues were $3,523,000 for the nine months ended September 30, 2000 compared to $1,456,000 in the same period in 1999.

Product sales for the first nine months of 2000 were $1,207,000 compared to $378,000 the same period one year ago. The reasons for the higher revenues were increased product shipments in Q3 2000 as compared with the first six months of 2000 and the resumption of regular product shipments in the first quarter of 2000 compared with the low shipments in the first quarter of 1999 during which the Companys new facility was prepared for operation.

The first nine months of research and development revenues were $2,316,000 compared to $1,078,000 for the same period in 1999. The primary reason for the increase was non-refundable license fees of $1,300,000 recognized from a corporate partner in 2000 as compared with $638,000 for the same period in 1999.
The remaining balance of the change resulted from $788,000 of increased shipments of QS-21 to research partners partially offset by the $232,000 decline in funded research received from a corporate partner.

Costs and Expenses

For the first nine months of 2000, cost of sales was 86% of product sales compared to the first nine months of 1999 when cost of sales exceeded product sales.
The primary reasons for the decrease were the reduction in validation costs associated with preparing the Companys new manufacturing facilities in 1999 and increased production levels leading to lower unabsorbed expenses. Research and development spending was $4,526,000 for the first nine months of 2000 compared with $4,862,000 for the same period one year ago. The decrease was due to slightly lower clinical trial spending in 2000 and lower unabsorbed spending on QS-21 due to increased production.
Spending for the first nine months of 2000 on the tuberculosis program acquired from VacTex was $613,000 compared to $680,000 in the first nine months of 1999.
The Companys future spending on this program may fluctuate based on the progress of the research and the availability of funding and resources. General and administrative expenses were reduced by 12% from one year ago due to lower staffing levels and lower legal fees.

Other Income, Net

Other income for the first nine months of 2000 was $653,000 compared to $240,000 for the same period in 1999. The primary reasons for the increase were a gain of $475,000 on the sale of an investment compared to a gain of $151,000 on the sale of an investment in 1999, $63,000 increase in royalty income in 2000 and an increase of $76,000 of rental income received pursuant to a sublease agreement entered into in the third quarter of 1999.

Liquidity, Capital Resources and Business Outlook

Total cash, cash equivalents and marketable securities were $6,458,000 at September 30, 2000 compared to $7,017,000 at December 31, 1999.

During the first nine months of 2000, operating activities used cash of $2,895,000 primarily due to the net loss of $3,435,000. Investing activities provided cash of $1,568,000 primarily due to the net sales of marketable securities. Financing activities provided cash of $2,775,000 due to $3,871,000 of proceeds received from the sale of shares of common stock offset by $1,096,000 payment of obligations. As of September 30, 2000, the Company had a balance of $2,883,000 million under its loan agreement with Transamerica Business Credit Corporation and owed
$205,000 for the 7% debentures issued in connection with the acquisition of VacTex, Inc.

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


Accounting Pronouncement

In December 1999, the United States Securities and
Exchange Commission (SEC) issued Staff Accounting
Bulletin 101, Revenue Recognition in Financial
Statements (SAB 101). SAB 101 provides the staffs views in applying generally accepted accounting principles to selected revenue recognition issues, as well as examples of how the staff applies revenue recognition guidance to specific circumstances. In
June 2000, the SEC issued Staff Accounting Bulletin
101B delaying the implementation of SAB 101 for six months. Accordingly, in the fourth quarter of 2000
Aquila will change its accounting for initial license fees. Through the first nine months of 2000 revenue was recognized when the agreement was reached and no contingent factors were present. Under the new guidance of SAB 101, revenue will be deferred and recognized ratably over the appropriate life or as effort is incurred. In the fourth quarter of 2000, a cumulative adjustment will be recorded retroactive to January 1, 2000 to create deferred revenue that will be recognized over future years.

The Company has adopted FASB Interpretation No. 44
(FIN 44), Accounting for Certain Transactions
Involving Stock Compensation: an interpretation of APB
Opinion No. 25. FIN 44 clarifies the application of certain aspects of APB Opinion No. 25 (APB 25), including the following: the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination.


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




Item 6.  Exhibits and Reports of Form 8-K

		Exhibits
			27. Financial Data Schedule
		Reports on Form 8-K
			1. Form 8-K filed July 14, 2000.
			2. Form 8-K filed August 22, 2000.

Item 6(a)  Financial Data Schedule

                       Aquila Biopharmaceuticals, Inc.
                  For the Nine Months Ended September
                                  30, 2000
                               (In thousands)


September 30, 2000
Cash and cash items                             1,972
Marketable securities                           4,486
Notes and accounts receivable                     930
Allowance for doubtful accounts                     0
Inventory                                         666
Total current assets                            8,229
Property, plant and equipment                   8,974
Accumulated depreciation                        3,318
Total assets                                   14,992
Total current liabilities                       3,222
Bond, mortgages and similar debt                3,089
Preferred stock, mandatory redemption               0
Preferred stock, no mandatory redemption            0
Common stock                                       86
Other stockholders equity                       9,806
Total liabilities and stockholders
equity                                         14,992


Net sales of tangible products                  1,207
Total revenues                                  3,523
Costs of tangible goods sold                    1,040
Total costs and expenses applicable to
sales and Revenues                              5,566
Other costs and expenses                        2,045
Provision for doubtful accounts and notes           0
Interest and amortization of debt
discount                                          350
Income/(loss) before taxes and other
items                                         (3,435)
Income tax expense                                  0
Income/(loss) from continuing operations      (3,435)
Discontinued operations                             0
Extraordinary items                                 0
Cumulative effect-changes in accounting
principles                                          0
Net income/(loss)                              (3,435)
Earnings per share  basic                       (0.41)
Earnings per share  diluted                     (0.41)



						SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                       AQUILA BIOPHARMACEUTICALS, INC.


     Date: November 13, 2000


                         _____________________________
                         Alison Taunton-Rigby
                         President and Chief Executive
                         Officer


                          _____________________________
                         Melissa J. Packard
                         Controller,Principal
                         Accounting Officer and
                         Treasurer


SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

                       AQUILA BIOPHARMACEUTICALS, INC.


     Date: November 13, 2000
                              /s/ Alison Taunton-Rigby
                              Alison Taunton-Rigby
                              President and Chief
                              Executive Officer


               			            /s/ Melissa J. Packard
                              Melissa J. Packard
                              Controller,
                              Principal Accounting
                              Officer and Treasurer